Form 10-Q
period 2016-03-31
EarthLink Holdings Corp.
filed 2016-05-03
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 29, 2016, 105,101,501 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2016
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,296	$60,713
Accounts receivable, net of allowance of $3,537 and $2,984 as of December 31, 2015 and March 31, 2016, respectively	74,724	77,249
Prepaid expenses	14,187	13,884
Other current assets	9,724	8,898
Total current assets	189,931	160,744
Property and equipment, net	372,504	348,171
Goodwill	137,751	135,489
Other intangible assets, net	25,325	9,867
Other long-term assets	9,141	8,559
Total assets	$734,652	$662,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,442	$11,739
Accrued payroll and related expenses	50,532	14,681
Other accrued liabilities	64,305	71,393
Deferred revenue	40,229	37,904
Current portion of long-term debt and capital lease obligations	6,787	1,864
Total current liabilities	180,295	137,581
Long-term debt and capital lease obligations	505,613	469,003
Long-term deferred income taxes, net	3,876	4,202
Other long-term liabilities	22,022	26,427
Total liabilities	711,806	637,213

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and March 31, 2016	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 200,207 and 201,397 shares issued as of December 31, 2015 and March 31, 2016, respectively, and 103,880 and 105,070 shares outstanding as of December 31, 2015 and March 31, 2016, respectively	2,002	2,014
Additional paid-in capital	2,026,638	2,021,530
Accumulated deficit	(1,260,937)	(1,253,070)
Treasury stock, at cost, 96,327 shares as of December 31, 2015 and March 31, 2016	(744,857)	(744,857)
Total stockholders’ equity	22,846	25,617
Total liabilities and stockholders’ equity	$734,652	$662,830

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2015	2016
	(in thousands, except per share data) (unaudited)
Revenues	$282,447	$254,262
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	129,462	115,206
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	95,258	81,412
Depreciation and amortization	47,264	40,199
Restructuring, acquisition and integration-related costs	5,372	3,013
Total operating costs and expenses	277,356	239,830
Income from operations	5,091	14,432
Gain on sale of business	—	5,727
Interest expense and other, net	(13,937)	(11,109)
Loss on extinguishment of debt	(1,286)	(232)
Income (loss) before income taxes	(10,132)	8,818
Income tax provision	(351)	(951)
Net income (loss) and comprehensive income (loss)	$(10,483)	$7,867

Net income (loss) per share
Basic	$(0.10)	$0.08
Diluted	(0.10)	0.07

Weighted average common shares outstanding
Basic	102,611	104,433
Diluted	102,611	107,700

Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:	(in thousands) (unaudited)
Net income (loss)	$(10,483)	$7,867
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,264	40,199
Gain on sale of business	—	(5,727)
Non-cash income taxes	185	298
Stock-based compensation	3,415	4,086
Amortization of debt discount and debt issuance costs	1,029	859
Loss on extinguishment of debt	1,286	232
Other operating activities	(90)	(595)
Decrease (increase) in accounts receivable, net	1,674	(6,629)
(Increase) decrease in prepaid expenses and other assets	(4,537)	5,819
Decrease in accounts payable and accrued and other liabilities	(22,437)	(39,662)
Increase in deferred revenue	1,559	3,883
Net cash provided by operating activities	18,865	10,630
Cash flows from investing activities:
Purchases of property and equipment	(17,529)	(18,573)
Proceeds from sale of business	—	26,000
Net cash (used in) provided by investing activities	(17,529)	7,427
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(21,938)	(42,624)
Payment of dividends	(5,478)	(6,016)
Net cash used in financing activities	(27,416)	(48,640)
Net decrease in cash and cash equivalents	(26,080)	(30,583)
Cash and cash equivalents, beginning of period	134,133	91,296
Cash and cash equivalents, end of period	$108,053	$60,713

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. The Company provides a broad range of data, voice and managed network services to retail and wholesale business customers. The Company also provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including more than 29,000 route fiber miles and 90 metro fiber rings. Through its owned and leased facilities, the Company provides data and voice IP service coverage across more than 90 percent of the United States. The Company operates four reportable segments aligned around distinct customer categories: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. For further information concerning the Company’s reportable segments, see Note 13, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three months ended March 31, 2015 and 2016 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2016.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company reclassified $1.3 million of loss on extinguishment of debt from interest expense and other, net, to loss on extinguishment of debt in the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance on revenue from contracts with customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities. In August 2015, the FASB issued guidance that deferred the effective date by one year. The standard is now required to be adopted by public business entities in annual periods beginning on or after December 15, 2017, and interim periods within those annual periods, and

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

may be applied on a full retrospective or modified retrospective approach. Early adoption at the original effective date is permitted. The Company is in the process of determining the method of adoption and assessing the impact the new standard will have on its consolidated financial statements.

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

In February 2016, the FASB issued authoritative guidance on accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. As of the lease commencement date, a lessee is required to recognize a liability for its lease obligation (initially measured at the present value of the future lease payments not yet paid over the lease term) and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the implementation of this standard on its financial statements.

In March 2016, the FASB issued authoritative guidance, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of the implementation of this standard on its financial statements.

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

The following table presents the computation for basic and diluted net income (loss) per share for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands, except per share data)
Numerator
Net income (loss)	$(10,483)	$7,867
Denominator
Basic weighted average common shares outstanding	102,611	104,433
Dilutive effect of Common Stock Equivalents	—	3,267
Diluted weighted average common shares outstanding	102,611	107,700

Basic net income (loss) per share	$(0.10)	$0.08
Diluted net income (loss) per share	$(0.10)	$0.07

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three months ended March 31, 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of March 31, 2015, the Company had 11.2 million stock options and restricted stock units outstanding which were excluded from the determination of dilutive earnings per share. During the three months ended March 31, 2016, approximately 0.7 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

4.   Sale of Business

On February 1, 2016, the Company sold certain assets related to its IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in the Company's core business. The purchase price in the transaction was $29.0 million, subject to post-closing contingencies that could increase or decrease the purchase price by $5.0 million. The Company received $26.0 million of cash upon completion of the sale. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. The Company recognized a pretax gain of $5.7 million and recorded a $2.0 million deferred gain for contingent consideration. The gain is included in gain on sale of business in the Condensed Consolidated Statement of Comprehensive Income (Loss). The carrying amount of the IT services assets was $17.5 million, which included $11.4 million of property and equipment, $2.3 million of goodwill, $3.5 million of other intangible assets and $0.3 million of other assets and liabilities. Total revenue of the Company's IT services business was approximately $11.8 million and $3.4 million, respectively, during the three months ended March 31, 2015 and 2016. The sale of the IT services business did not represent a strategic shift in the Company's business nor did it have a major effect on the Company's consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. The IT services business was previously included in the Company's Enterprise/Mid-Market and Small Business segments.

5.  Goodwill and Other Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2016:

	Enterprise/	Small	Carrier/
	Mid-Market	Business	Transport	Consumer	Total
	(in thousands)
Balance as of December 31, 2015
Goodwill	$237,982	$57,137	$98,290	$88,920	$482,329
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	29,539	7,092	12,200	88,920	137,751

Goodwill disposed	(1,516)	(746)	—	—	(2,262)

Balance as of March 31, 2016
Goodwill	236,466	56,391	98,290	88,920	480,067
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	$28,023	$6,346	$12,200	$88,920	$135,489

Goodwill disposed represents the portion of goodwill allocated to the disposed IT services business.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016:

	As of December 31, 2015			As of March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$346,825	$(323,365)	$23,460	$337,397	$(328,741)	$8,656
Developed technology and software	26,261	(24,396)	1,865	25,311	(24,100)	1,211
Trade name	1,521	(1,521)	—	1,521	(1,521)	—
Other intangible assets, net	$374,607	$(349,282)	$25,325	$364,229	$(354,362)	$9,867

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of March 31, 2016, the weighted average amortization periods were 5.3 years for customer relationships and 3.8 years for developed technology and software. The Company sold intangible assets that had a gross carrying value of $10.4 million and a net carrying value of $3.5 million in connection with the sale of its IT services business.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), for the three months ended March 31, 2015 and 2016 was as follows:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Amortization expense	$16,680	$11,947

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $9.9 million during the remaining nine months in the year ending December 31, 2016. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

6.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2015 and March 31, 2016:

	December 31, 2015	March 31, 2016
	(in thousands)
Accrued taxes and surcharges	$14,663	$14,249
Accrued communications costs	23,201	19,940
Customer-related liabilities	7,854	7,356
Accrued interest	3,822	12,932
Other	14,765	16,916
Total other accrued liabilities	$64,305	$71,393

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

7.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2015 and March 31, 2016:

	December 31, 2015	March 31, 2016
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Unamortized debt issue costs on senior secured notes due June 2020	(4,723)	(4,456)
Senior notes due May 2019	173,925	166,945
Unamortized discount and debt issue costs on senior notes due May 2019	(5,393)	(4,819)
Senior secured revolving credit facility	35,000	—
Capital lease obligations	13,591	13,197
Carrying value of debt and capital lease obligations	512,400	470,867
Less current portion of debt and capital lease obligations	(6,787)	(1,864)
Long-term debt and capital lease obligations	$505,613	$469,003

2016 Transactions

During the three months ended March 31, 2016, the Company repurchased $7.0 million outstanding principal of its 8.875% Senior Notes due 2019 (the “Senior Notes”) in the open market for $7.0 million, plus accrued and unpaid interest. The Company recognized a $0.2 million loss on extinguishment of debt, consisting of the write-off of unamortized discount on debt, the write-off of debt issuance costs and payment of premium on the repurchase. The loss is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income (Loss). The payment of premium is included in repayment of debt and capital lease obligations in the Condensed Consolidated Statement of Cash Flows.

During the three months ended March 31, 2016, the Company repaid $35.0 million of its senior secured revolving credit facility. As of March 31, 2016, the Company had no amounts outstanding under its senior secured revolving credit facility.

Debt Covenants

The indenture governing the Company's 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”) includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of March 31, 2016, the Company was in compliance with these covenants.

The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of March 31, 2016, the Company was in compliance with these covenants.

The indentures governing the Senior Secured Notes and Senior Notes contain covenants regarding the Company's ability to make Restricted Payments (as defined in the indentures), including certain dividends, stock purchases, debt repayments and investments.  As of March 31, 2016, the indentures governing the Company's Senior Secured Notes and Senior Notes permitted approximately $164.5 million and $293.1 million, respectively, in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Revolving Credit Facility

General.  The Company has a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of March 31, 2016, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost is LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. As of March 31, 2016, no amounts were outstanding under the Credit Agreement. As of March 31, 2016, $1.8 million of letters of credit were outstanding under the Credit Agreement’s Letter of Credit Sublimit.

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

The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the Credit Agreement. Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. The Company was in compliance with all covenants as of March 31, 2016.

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

8.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2016, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Dividends

During the three months ended March 31, 2015 and 2016, cash dividends declared were $0.05 and $0.05 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $5.5 million and $6.0 million during the three months ended March 31, 2015 and 2016, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

9.  Stock-Based Compensation

Stock-based compensation expense was $3.4 million and $4.1 million during the three months ended March 31, 2015 and 2016, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Options Outstanding

The following table presents stock option activity as of and for the three months ended March 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2015	908	$6.52
Granted	—	—
Exercised	—	—
Forfeited and expired	(15)	11.82
Outstanding as of March 31, 2016	893	6.44	5.9	$210
Vested and expected to vest as of March 31, 2016	851	6.48	5.8	$194
Exercisable as of March 31, 2016	615	6.87	5.2	$105

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2016 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2016. As of March 31, 2016, there was $0.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The following table presents the status of the Company’s stock options as of March 31, 2016:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	7.8	$4.97	150	$4.97
6.08	to	6.08	255	6.9	6.08	127	6.08
6.90	to	7.51	221	5.1	7.45	221	7.45
7.64	to	11.82	117	0.5	9.05	117	9.05
4.97	to	11.82	893	5.9	6.44	615	6.87

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity as of and for the three months ended March 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2015	7,751	$4.58
Granted	2,989	5.01
Vested	(1,852)	4.94
Forfeited	(245)	4.53
Outstanding as of March 31, 2016	8,643	$4.65

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2015 and 2016 was $4.45 and $5.01, respectively.  As of March 31, 2016, there was $28.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2015 and 2016 was $5.0 million and $10.1 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

10.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Integration-related costs	$1,317	$1,779
Severance, retention and other employee costs	2,901	891
Facility-related costs	1,154	343
Restructuring, acquisition and integration-related costs	$5,372	$3,013

Restructuring, acquisition and integration-related costs consist of costs related to the Company's restructuring, acquisition and integration-related activities. The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. The Company recognizes severance costs when they are both probable and reasonably estimable. Restructuring, acquisition and integration-related costs include the following:

•	Integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs;

•	Severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; and

•	Facility-related costs, such as lease termination and asset impairments.

During the three months ended March 31, 2016, the Company recorded $1.2 million of restructuring costs in connection with changes in its business strategy. The restructuring costs consisted of $0.9 million of severance due to reductions in workforce and $0.3 million of facilities-related costs primarily due to the closing of certain sales offices and other facilities. Restructuring costs for the three months ended March 31, 2016 are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Income (Loss).

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the three months ended March 31, 2016:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2015	$3,539	$5,542	$9,081
Accruals	891	343	1,234
Payments	(2,420)	(1,036)	(3,456)
Balance as of March 31, 2016	$2,010	$4,849	$6,859

As of December 31, 2015, $5.4 million of facility exit and restructuring liabilities were classified within current liabilities and $3.7 million were classified as other long-term liabilities. As of March 31, 2016, $3.7 million of facility exit and restructuring liabilities were classified within current liabilities and $3.2 million were classified as other long-term liabilities.

11.  Income Taxes

During the three months ended March 31, 2016, the Company recorded an income tax provision of $1.0 million, resulting in an effective tax rate for the three months ended March 31, 2016 of approximately 10.8%. During the three months ended March 31, 2015, the Company recorded an income tax provision of $0.4 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately (3.5)%.

The difference between the effective tax rate and the federal statutory rate during the three months ended March 31, 2016 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the three months ended March 31, 2016 includes federal alternative minimum tax expense, tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.2 million, primarily for state taxes. The difference between the effective tax rate and the federal statutory rate during the three months ended March 31, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax benefit for the three months ended March 31, 2015 includes tax expense for foreign and state taxes, amortization of intangible assets with indefinite useful lives and a discrete expense of $0.1 million primarily for state taxes.

As of March 31, 2016, the Company had a valuation allowance of $345.5 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of March 31, 2016, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

The estimated fair value of the Company’s Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s senior secured revolving credit facility approximated its fair value as of December 31, 2015. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2015 and March 31, 2016:

	As of December 31, 2015		As of March 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$295,277	$305,439	$295,544	$310,500
Senior Notes	168,532	177,404	162,126	167,730
Senior secured revolving credit facility	35,000	35,000	—	—
Total debt, excluding capital leases	$498,809	$517,843	$457,670	$478,230

13.  Segment Information

General

The Company reports segment information along the same lines that its Chief Operating Decision Maker reviews its operating results in assessing performance and allocating resources. The Company's Chief Operating Decision Maker is its Chief Executive Officer. The Company's reportable segments are strategic business units that are aligned around distinct customer categories to optimize operations. The Company operates the following four reportable segments:

•	Enterprise/Mid-Market. The Company’s Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.

•	Small Business. The Company’s Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.

•	Carrier/Transport. The Company’s Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.

•	Consumer. The Company’s Consumer segment provides nationwide Internet access and related value-added services to residential customers.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Segment Results

The following table presents segment results for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Enterprise/Mid-Market
Revenues	$114,391	$104,689
Cost of revenues (excluding depreciation and amortization)	56,272	51,571
Gross margin	58,119	53,118
Small Business
Revenues	79,054	62,133
Cost of revenues (excluding depreciation and amortization)	37,597	29,734
Gross margin	41,457	32,399
Carrier/Transport
Revenues	32,872	36,069
Cost of revenues (excluding depreciation and amortization)	15,593	15,464
Gross margin	17,279	20,605
Consumer
Revenues	56,130	51,371
Cost of revenues (excluding depreciation and amortization)	20,000	18,437
Gross margin	36,130	32,934
Total Segments
Revenues	282,447	254,262
Cost of revenues	129,462	115,206
Gross margin	$152,985	$139,056

The following table presents a reconciliation of segment gross margin to consolidated income (loss) before income taxes for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)

Segment gross margin	$152,985	$139,056
Operating costs and expenses:
Selling, general and administrative expenses	95,258	81,412
Depreciation and amortization	47,264	40,199
Restructuring, acquisition and integration-related costs	5,372	3,013
Total operating costs and expenses	147,894	124,624
Income from operations	5,091	14,432
Gain on sale of business	—	5,727
Interest expense and other, net	(13,937)	(11,109)
Loss on extinguishment of debt	(1,286)	(232)
Income (loss) before income taxes	$(10,132)	$8,818

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The Company evaluates performance of its segments based on segment gross margin. Segment gross margin includes revenues from external customers and related cost of revenues. Costs excluded from segment gross margin include selling, general and administrative expenses, depreciation and amortization, restructuring, acquisition and integration-related costs, gain on sale of business, interest expense and other, net, and loss on extinguishment of debt, as they are not considered in the measurement of segment performance. Management periodically evaluates the segmentation of customers within the distinct customer categories, which may result in changes to segment information in the future.

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

Revenues by Type

The Company generates revenues by providing a broad range of data, voice and managed network services to business and residential customers. The Company’s revenues primarily consist of the following:

•	Monthly recurring charges for providing data, voice and managed network services; transmission capacity; and Internet access and related value-added services;

•	Usage revenues;

•	Equipment revenues; and

•	Non-recurring and other revenues, such as installation fees, termination fees and administrative fees.

The following table presents revenue detail for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)

Monthly recurring revenues	247,975	223,402
Usage revenues	27,678	22,458
Equipment revenues	3,724	4,107
Non-recurring and other revenues	3,070	4,295
Total revenues	$282,447	$254,262

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of the amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $2.1 million and $0.9 million of net favorable disputes related to its billings to other carriers during the three months ended March 31, 2015 and March 31, 2016, respectively, which are included in revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $15.2 million for unrecorded disputed amounts. The Company recognized $3.6 million and $3.8 million for favorable disputes with telecommunication vendors during the three months ended March 31, 2015 and 2016, respectively, which are included in cost of revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of management. The following Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We provide a broad range of data, voice and managed network services to retail and wholesale business customers. We also provide nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 29,000 route miles of fiber and 90 metro fiber rings. Through our owned and leased facilities, we provide data and voice IP service coverage across more than 90 percent of the United States. We operate four reportable segments aligned around distinct customer categories: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer.

General Developments in our Business

Key developments in our business during the three months ended March 31, 2016 are described below:

•
Generated revenues of $254.3 million, a 10% decrease compared to the three months ended March 31, 2015, primarily driven by declines in traditional voice and data products for business and consumer services and the sale of our IT services business, as further discussed below. These declines were partially offset by increased sales of our growth products, targeted price increases and successful efforts to re-term customers coming out of contract.

•
Reduced cost of revenues 11% during the three months ended March 31, 2016 compared to the prior year period, primarily related to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•
Generated net income of $7.9 million, compared to a net loss of $10.5 million during the three months ended March 31, 2015, primarily due to a $5.7 million pretax gain recognized on our sale of IT services business, a decrease in depreciation and amortization expense and a decrease in interest expense due to lower outstanding debt. Also contributing was an increase in Adjusted EBITDA as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $61.7 million, an increase from $61.1 million in the prior year period, primarily due to improvements in our cost of revenues and operating expenses, offset by the decrease in revenues from traditional voice and data products. The decrease in cost of revenues and operating expenses was driven by cost savings initiatives, including reductions in workforce implemented over the past year.

•	Made capital expenditures of $18.6 million during the three months ended March 31, 2016.

•	Repurchased $7.0 million of outstanding principal amount of debt and repaid $35.0 million under our senior secured revolving credit facility during the three months ended March 31, 2016.

•	Made $6.0 million of dividend payments to shareholders during the three months ended March 31, 2016.

Sale of IT Services Business

In February 2016, we sold certain assets related to our IT services product offerings in connection with our strategy to simplify our operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. The purchase price in the transaction was $29.0 million, subject to post-closing contingencies that could increase or decrease the purchase price by $5.0 million. We received $26.0 million of cash upon completion of the sale. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. We recognized a pretax gain of $5.7 million and recorded a $2.0 million deferred gain for contingent consideration. The loss of revenues related to our IT services product offerings has contributed and will continue to contribute to our anticipated revenue declines in 2016.

Business Strategy

Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a significant market opportunity for managed network, security and cloud services due to the changing technological and business landscape, which is experiencing increased demand for data, evolving security threats, a shift towards more software based solutions, increased use of outsourcing and tightening budgets. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Operate each of our business units with focused, value-optimizing strategies. Our organization is aligned around four distinct business units, which are Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. We believe this concentrates our resources and investments into areas that will drive growth and deliver improved performance, enable each business to compete more successfully in the market and provide strategic optionality. We are focused on operating each business unit with value-optimizing strategies, which are managing the decline in our Small Business and Consumer business units and investing the cash flow to grow our Enterprise/Mid-Market and Carrier/Transport business units.

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

•
Invest in growth business products, marketing and sales. Our growth business products include MultiProtocol Label Switching ("MPLS"), hosted voice and other UCaaS products, hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for other communications carriers and enterprises. We are focused on investing in product and service capabilities and sales and marketing initiatives to support our growth products.

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

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition; aligning costs with trends in our revenues; and ensuring adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Targeting larger multi-location retail and service businesses which have lower churn profiles, as well as a need for our product and services

•	Investing in new products and service capabilities to create value for our customers, in particular our cloud-based offerings

•	Focusing on customer contract re-term efforts, retention offers, targeted price increases and opportunities to upsell products and services

•	Improving the customer experience to increase customer satisfaction and further enhance customer retention

•	Continuing to refine and narrow our product portfolio

•	Implementing cost efficiencies, such as network grooming and workforce alignment, and seeking to make costs more variable

•	Repaying and/or refinancing outstanding indebtedness in order to reduce interest expense

•	Considering further divestitures of non-strategic products, assets or customers in order to continue to simplify our operations and generate cash to reduce debt or to use for other strategic needs

•	Evaluating potential strategic transactions to add products and services

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

•
Operating costs and expenses. We have experienced declines in cost of revenues and operating expense due to various cost saving initiatives, lower sales of traditional voice and data products and customer churn. We are focused on continuing to optimize our cost structure to offset pressures on revenue. However, we may not be able to continue to achieve the level of cost savings we have been experiencing and there will be decreasing opportunities for cost savings in the future.

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

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Revenues	$282,447	$254,262
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	129,462	115,206
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	95,258	81,412
Depreciation and amortization	47,264	40,199
Restructuring, acquisition and integration-related costs	5,372	3,013
Total operating costs and expenses	277,356	239,830
Income from operations	5,091	14,432
Gain on sale of business	—	5,727
Interest expense and other, net	(13,937)	(11,109)
Loss on extinguishment of debt	(1,286)	(232)
Income (loss) before income taxes	(10,132)	8,818
Income tax provision	(351)	(951)
Net income (loss)	$(10,483)	$7,867

Revenues

We generate revenues by providing a broad range of data, voice and managed network services to business and residential customers.
Our revenues primarily consist of the following:

•	Monthly recurring charges for providing data, voice and managed network services; transmission capacity; and Internet access and related value-added services;

•	Usage revenues;

•	Equipment revenues; and

•	Non-recurring and other revenues, such as installation fees, termination fees and administrative fees.

The following table presents revenue detail for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,		Change
	2015	2016	Dollar	Percent
	(dollars in thousands)
Monthly recurring revenues	$247,975	$223,402	$(24,573)	(10)%
Usage revenues	27,678	22,458	(5,220)	(19)%
Equipment revenues	3,724	4,107	383	10%
Non-recurring and other revenues	3,070	4,295	1,225	40%
Total revenues	$282,447	$254,262	$(28,185)	(10)%

The following table presents the primary reasons for the change in revenues for the three months ended March 31, 2016 compared to the prior year period:

Three Months Ended
2016 vs 2015
(in millions)
Due to decrease in Small Business revenues (a)	$(14.2)
Due to decrease in IT services revenues (b)	(8.3)
Due to decrease in Consumer revenues (c)	(4.8)
Due to decrease in Enterprise/Mid-Market revenues (d)	(4.1)
Due to increase in Carrier/Transport (e)	3.2
Total change in revenues	$(28.2)
______________

(a)
Decrease primarily due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products. Partially offsetting the decline in revenues for our traditional voice and data products were efforts to protect our revenue base, such as targeted price increases implemented during the three months ended March 31, 2016 and re-terms of customers coming out of contract.

(b)
Decrease in IT services revenues primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016. Also contributing to the decrease was the discontinuance of certain products that were low margin revenue streams or that were not consistent with our more focused business strategy.

(c)	Decrease primarily due to the continued maturation of the market for Internet access, competitive pressures in the industry and limited sales and marketing activities.

(d)
Decrease primarily due to decline in traditional voice and data products due to an increase in customer churn, competition and a deemphasis on certain traditional products. Over the past year we deemphasized and discontinued certain products that were low margin revenue streams or that were not consistent with our more focused business strategy. Partially offsetting the decline in revenues for our traditional voice and data products were price increases implemented during the three months ended March 31, 2016 and an increase in sales of growth products, including MPLS, hosted voice, managed network services and transport revenues due to an increased emphasis on selling these products and services.

(e)
Increase primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increase was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the three months ended March 31, 2015 and favorable settlements during the three months ended March 31, 2016.

Cost of revenues

Cost of revenues primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers.

The following table presents cost of revenues for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollar	Percent
	(dollars in thousands)
Cost of revenues	129,462	115,206	$(14,256)	(11)%

The following table presents the primary reasons for the change in cost of revenues for the three months ended March 31, 2016 compared to the prior year period:

Three Months Ended
2016 vs 2015
(in millions)
Due to decrease in interconnection expenses (a)	$(7.6)
Due to decrease in network expenses (b)	(2.2)
Due to decrease in usage (c)	(2.5)
Due to sale of IT services business (d)	(4.3)
Due to change in non-recurring charges and other expenses (e)	2.3
Total change in cost of revenues	$(14.3)
______________

(a)
Decrease due to decline in revenues and a concentrated effort to manage cost of revenues through auditing telecommunications vendor invoices and other cost saving initiatives and declines in traditional voice and data products. Partially offsetting these declines were increased sales of growth products.

(b)
Decrease due to a concentrated effort to manage cost of revenues through network grooming and other cost saving initiatives and declines in traditional voice and data products. Partially offsetting these declines were increased sales of growth products.

(c)	Decrease due to declines in traditional voice and data products and a decreased emphasis on selling certain lower margin products and services.

(d)
Decrease in IT services cost of revenues primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016. Also contributing to the decrease was the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

(e)	Increase primarily due to fewer favorable adjustments and settlements during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

The following table presents selling, general and administrative expenses for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$95,258	$81,412	$(13,846)	(15)%

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three months ended March 31, 2016 compared to the prior year period:

Three Months Ended
2016 vs 2015
(in millions)
Due to decrease in people costs (a)	$(10.7)
Due to decrease in rent and occupancy costs (b)	(1.1)
Due to decrease in professional fees (c)	(1.1)
Due to decrease in bad debt expense (d)	(0.6)
Due to decrease in other selling, general and administrative costs (e)	(0.3)
Total change in selling, general and administrative expenses	$(13.8)
______________

(a)
Decrease in people costs as employee headcount decreased from 2,402 full-time equivalents as of March 31, 2015 to 1,895 full-time equivalents as of March 31, 2016. The decrease was primarily due to reductions in workforce over the past year driven by changes in our business strategy and the transfer of employees in connection with the sale of IT services business on February 1, 2016.

(b)
Decrease in rent and occupancy costs primarily due to cost savings from the closing of several sales offices and other properties over the past year in connection with changes to our business strategy.

(c)	Decrease in professional fees due to consulting fees incurred during the three months ended March 31, 2015 associated with strategic reviews of our business.

(d)	Decrease in bad debt expense due to more effective collection efforts and the overall decrease in revenues.

(e)	Decrease in other selling, general and administrative costs such as commissions, outsourced labor, payment processing, travel and insurance due to increased focus on optimizing our cost structure.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The following table presents depreciation and amortization expense for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$30,584	$28,252	$(2,332)	(8)%
Amortization expense	16,680	11,947	(4,733)	(28)%
Depreciation and amortization expense	$47,264	$40,199	$(7,065)	(15)%

The decrease in depreciation expense during the three months ended March 31, 2016 compared to the prior year period was primarily due to a decrease in capital expenditures and the sale of property and equipment related to our IT services business on February 1, 2016. The decrease in amortization expense during the three months ended March 31, 2016 compared to the prior year period was primarily due to definite-lived intangible assets becoming fully amortized over the year and the sale of customer relationships and developed technology related to our IT services business on February 1, 2016.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consist of costs related to our restructuring, acquisition and integration-related activities. Such costs include the following:

•	Integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs;

•	Severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; and

•	Facility-related costs, such as lease termination and asset impairments.

The following table presents restructuring, acquisition and integration-related costs for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$1,317	$1,779	$462	35%
Severance, retention and other employee costs	2,901	891	(2,010)	(69)%
Facility-related costs	1,154	343	(811)	70%
Restructuring, acquisition and integration-related costs	$5,372	$3,013	$(2,359)	(44)%

The decrease in restructuring, acquisition and integration-related costs during the three months ended March 31, 2016 compared to the prior year period was primarily due to a decrease in severance, retention and other employee costs due to fewer reductions in workforce in the current year period as compared to the prior year period.

Gain on sale of business

During the three months ended March 31, 2016, we recorded a pretax gain of $5.7 million on the sale of certain assets related to our IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. For more information about this sale, refer to Note 4 to our Condensed Consolidated Financial Statements.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs and debt discounts and other miscellaneous income and expense items.

The decrease in interest expense during the three months ended March 31, 2016 compared to the prior year period was primarily due to lower outstanding debt resulting from redemptions and repurchases over the past year. As of March 31, 2015 and 2016, we had $578.9 million and $466.9 million, respectively, of gross amount of debt outstanding (excluding capital leases). For more information about our debt transactions, refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 7 to our Condensed Consolidated Financial Statements.

Loss on extinguishment of debt

During the three months ended March 31, 2015 and 2016, we repurchased $21.1 million and $7.0 million, respectively, outstanding principal of our 8.875% Senior Notes due 2019 and recorded $1.3 million and $0.2 million, respectively, for losses on extinguishment of debt. The losses consisted of premiums paid on our repurchases and redemptions, the write-off of unamortized discount on debt and the write-off of unamortized debt issuance costs. For more information about our debt transactions, refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 7 to our Condensed Consolidated Financial Statements.

Income tax provision

The income tax provision of $1.0 million for the three months ended March 31, 2016 represents an effective rate of 10.8%. The difference between the effective tax rate and the federal statutory rate during the three months ended March 31, 2016 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the three months ended March 31, 2016 includes federal Alternative Minimum Tax expense, tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives, and a discrete expense of $0.2 million primarily for state taxes. The income tax provision of $0.4 million for the three months ended March 31, 2015 represents an effective rate of (3.5)%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision for the three months ended March 31, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.1 million primarily for state taxes.

As of March 31, 2016, we had deferred tax assets of approximately $341.3 million, of which $264.1 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $345.5 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of March 31, 2016, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

Segment Results of Operations

We report segment information along the same lines that our Chief Operating Decision Maker reviews our operating results in assessing performance and allocating resources. Our Chief Operating Decision Maker is our Chief Executive Officer. Our reportable segments are strategic business units that are aligned around distinct customer categories to optimize operations. We believe this structure allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. We operate the following four reportable segments:

•	Enterprise/Mid-Market. Our Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.

•	Small Business. Our Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.

•	Carrier/Transport. Our Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.

•	Consumer. Our Consumer segment provides nationwide Internet access and related value-added services to residential customers.

We evaluate performance of our segments based on segment gross margin. Segment gross margin includes revenues from external customers and related cost of revenues. Costs excluded from segment gross margin include selling, general and administrative expenses, depreciation and amortization, restructuring, acquisition and integration-related costs, gain on sale of business, interest expense and other, net, and loss on extinguishment of debt, as they are not considered in the measurement of segment performance. Management periodically evaluates the segmentation of customers within the distinct customer categories, which may result in changes to segment information in the future.

The following table presents segment results for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Enterprise/Mid-Market
Revenues	$114,391	$104,689
Cost of revenues (excluding depreciation and amortization)	56,272	51,571
Gross margin	58,119	53,118
Small Business
Revenues	79,054	62,133
Cost of revenues (excluding depreciation and amortization)	37,597	29,734
Gross margin	41,457	32,399
Carrier/Transport
Revenues	32,872	36,069
Cost of revenues (excluding depreciation and amortization)	15,593	15,464
Gross margin	17,279	20,605
Consumer
Revenues	56,130	51,371
Cost of revenues (excluding depreciation and amortization)	20,000	18,437
Gross margin	36,130	32,934
Total Segments
Revenues	282,447	254,262
Cost of revenues (excluding depreciation and amortization)	129,462	115,206
Gross margin	$152,985	$139,056

Enterprise/Mid-Market Segment Results

The following table sets forth operating results for our Enterprise/Mid-Market segment for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Segment revenues	$114,391	$104,689	$(9,702)	(8)%
Segment cost of revenues	56,272	51,571	(4,701)	(8)%
Segment gross margin	$58,119	$53,118	$(5,001)	(9)%

The decrease in Enterprise/Mid-Market revenues during the three months ended March 31, 2016 compared to the prior year period was primarily due to the following:

•
Decrease of $5.6 million in IT services revenues, primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Partially offset by targeted price increases implemented during the three months ended March 31, 2016 and increased sales of our growth products, including MPLS, hosted voice and managed network services.

The decrease in Enterprise/Mid-Market cost of revenues during the three months ended March 31, 2016 compared to the prior year period was primarily due to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

Small Business Segment Results

The following table sets forth operating results for our Small Business segment for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Segment revenues	$79,054	$62,133	$(16,921)	(21)%
Segment cost of revenues	37,597	29,734	(7,863)	(21)%
Segment gross margin	$41,457	$32,399	$(9,058)	(22)%

The decrease in Small Business revenues during the three months ended March 31, 2016 compared to the prior year period was primarily due to the following:

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Decrease of $2.7 million in IT services revenues primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•	Partially offset by efforts to protect our revenue base, such as targeted price increases and re-terms of customers coming out of contract.

The decrease in Small Business cost of revenues during the three months ended March 31, 2016 compared to the prior year period was primarily due to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

Carrier/Transport Segment Results

The following table sets forth operating results for our Carrier/Transport segment for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Segment revenues	$32,872	$36,069	$3,197	10%
Segment cost of revenues	15,593	15,464	(129)	(1)%
Segment gross margin	$17,279	$20,605	$3,326	19%

The increase in Carrier/Transport revenues during the three months ended March 31, 2016 compared to the prior year period was primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increase was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the three months ended March 31, 2015 and favorable settlements during the three months ended March 31, 2016. Partially offsetting these increases was a decrease in legacy products and services.

Consumer Segment Results

Consumer Operating Results

The following table sets forth operating results for our Consumer segment for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Segment revenues
Access services	$45,046	$40,056	$(4,990)	(11)%
Value-added services	11,084	11,315	231	2%
Total segment revenues	56,130	51,371	(4,759)	(8)%
Segment cost of revenues	20,000	18,437	(1,563)	(8)%
Segment gross margin	$36,130	$32,934	$(3,196)	(9)%

We classify our Consumer segment revenue in two categories: (1) access services, which includes dial-up and high-speed Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email, home networking and email storage; search revenues; and advertising revenues.

The decrease in Consumer revenues during the three months ended March 31, 2016 compared to the prior year period was primarily due to the following:

•
Decrease in average consumer subscribers, which were 0.8 million during the three months ended March 31, 2015 and 0.7 million during the three months ended March 31, 2016. The decrease resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates improved from 2.1% during the three months ended March 31, 2015 to 1.8% during the three months ended March 31, 2016, which moderated the decline in average consumer subscribers.

•
Partially offsetting the decrease was an increase in our average revenue per subscriber, which was $23.20 during the three months ended March 31, 2015 and $23.91 during the three months ended March 31, 2016. The increase was due to targeted price increases and a change in mix of subscribers.

The decrease in Consumer cost of revenues during the three months ended March 31, 2016 compared to the prior year period was primarily due to the following:

•	The decrease in average consumer subscribers noted above.

•
Partially offset by an increase in our average cost per subscriber. This was due to a shift in the mix to customers with higher costs associated with delivering services and higher unit costs as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as our subscriber base decreases.

Consumer Operating Metrics

The following table sets forth subscriber and operating data for our Consumer segment for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
Consumer Subscriber Activity
Subscribers at beginning of period	821,000	729,000
Gross organic subscriber additions	19,000	14,000
Churn	(51,000)	(39,000)
Subscribers at end of period (a)	789,000	704,000

Consumer Metrics
Average narrowband subscribers (b)	475,000	441,000
Average broadband subscribers (b)	331,000	275,000
Average consumer subscribers (b)	806,000	716,000

ARPU (c)	$23.20	$23.91
Churn rate (d)	2.1%	1.8%
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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$18,865	$10,630	$(8,235)	(44)%
Net cash (used in) provided by investing activities	(17,529)	7,427	(24,956)	(142)%
Net cash used in financing activities	(27,416)	(48,640)	21,224	77%
Net decrease in cash and cash equivalents	$(26,080)	$(30,583)	$(4,503)	(17)%

Operating activities

The decrease in cash provided by operating activities during the three months ended March 31, 2016 compared to the prior year period was primarily due to timing of accounts receivable and an increase in our annual bonus payment, offset by lower interest payments and lower restructuring payments during the three months ended March 31, 2016 compared to the prior year period.

Investing activities

The change in net cash (used in) provided by investing activities during the three months ended March 31, 2016 compared to the prior year period was primarily due to $26.0 million of cash received from the sale of our IT services business. This was partially offset by a $1.0 million increase in capital expenditures. Capital expenditures for the three months ended March 31, 2015 and 2016 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

Financing activities

The increase in net cash used in financing activities during the three months ended March 31, 2016 compared to the prior year period was primarily due to an increase in repayment of debt. During the three months ended March 31, 2015, we used $21.6 million to repurchase outstanding debt and during the three months ended March 31, 2016, we used $42.0 million to repay outstanding debt, of which $35.0 million was used to repay amounts outstanding under our revolving credit facility. For more information about our debt transactions, refer to Note 7 to our Condensed Consolidated Financial Statements. Also contributing to the increase was a $0.5 million increase in dividends paid due to an increase in shares outstanding. During the three months ended March 31, 2015 and 2016, we declared cash dividends of $0.05 per share.

Future Uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, our product and service capabilities, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of future acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including $300.0 million aggregate principal amount of our Senior Secured Notes due in June 2020, $166.9 million aggregate principal amount of our Senior Notes due in May 2019 and any future borrowings under our $135.0 million revolving credit facility. We may also use cash to repay outstanding indebtedness. During the three months ended March 31, 2016, we repurchased $7.0 million outstanding principal of our Senior Notes. We may repurchase or redeem additional debt.

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

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the three months ended March 31, 2015 and 2016, we generated $18.9 million and $10.6 million in cash from operations, respectively. As of March 31, 2016, we had $60.7 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. Our senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of March 31, 2016, no amounts were outstanding under our senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. In addition, since our senior secured revolving credit facility expires in May 2017, we may seek to refinance this credit facility prior to that time. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the borrowings available under our credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends, raise future capital and make acquisitions. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We were in compliance with all covenants as of March 31, 2016. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2016, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, gain on sale of business and loss on extinguishment of debt. Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, gain on sale of business and loss on extinguishment of debt, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Net income (loss)	$(10,483)	$7,867
Interest expense and other, net	13,937	11,109
Income tax provision	351	951
Depreciation and amortization	47,264	40,199
Stock-based compensation expense	3,415	4,086
Restructuring, acquisition and integration-related costs	5,372	3,013
Gain on sale of business	—	(5,727)
Loss on extinguishment of debt	1,286	232
Adjusted EBITDA	$61,142	$61,730

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Net income (loss)	$(10,483)	$7,867
Interest expense and other, net	13,937	11,109
Income tax provision	351	951
Depreciation and amortization	47,264	40,199
Stock-based compensation expense	3,415	4,086
Restructuring, acquisition and integration-related costs	5,372	3,013
Gain on sale of business	—	(5,727)
Loss on extinguishment of debt	1,286	232
Purchases of property and equipment	(17,529)	(18,573)
Unlevered Free Cash Flow	$43,613	$43,157

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Net cash provided by operating activities	$18,865	$10,630
Income tax provision	351	951
Non-cash income taxes	(185)	(298)
Interest expense and other, net	13,937	11,109
Amortization of debt discount and debt issuance costs	(1,029)	(859)
Restructuring, acquisition and integration-related costs	5,372	3,013
Changes in operating assets and liabilities	23,741	36,589
Purchases of property and equipment	(17,529)	(18,573)
Other, net	90	595
Unlevered Free Cash Flow	$43,613	$43,157

Net cash (used in) provided by investing activities	$(17,529)	$7,427
Net cash used in financing activities	$(27,416)	$(48,640)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to increase revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (4) that failure to achieve operating efficiencies and otherwise reduce costs would adversely affect our results of operations and cash flows; (5) that we may have to undertake further restructuring plans that would require additional charges; (6) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations; (7) that acquisitions we complete could result in operating difficulties, dilution, increased liabilities, diversion of management attention and other adverse consequences, which could adversely affect our results of operations; (8) that we face significant competition in our business markets, which could adversely affect our results of operations; (9) that failure to retain existing customers could adversely affect our results of operations and cash flows; (10) that decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that the continued decline in switched access and reciprocal compensation revenue will adversely affect our results of operations; (13) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (14) that if our larger carrier customers terminate the service they receive from us, our wholesale revenue and results of operations could be adversely affected; (15) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (16) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (17) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (18) that our consumer business is dependent on the availability of third-party network service providers; (19) that we face significant competition in the Internet access industry that could reduce our profitability; (20) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (21) that lack of regulation governing wholesale Internet service providers could adversely affect our operations; (22) that cyber security breaches could harm our business; (23) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (24) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (25) that our business depends on effective business support systems and processes; (26) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that we may not be able to protect our intellectual property; (29) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (30) that unfavorable general economic conditions could harm our business; (31) that government regulations could adversely affect our business or force us to change our business practices; (32) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (33) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (34) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (36) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (37) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (38) that we may reduce, or cease payment of, quarterly cash dividends; (39) that our stock price may be volatile; (40) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (41) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Below is an update to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no other material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

10.1	2016 EarthLink Shared Services, LLC Short-Term Incentive Bonus Plan.

10.2	Form of Service-Based Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2016 Equity and Cash Incentive Plan

10.3	Form of Performance-Based Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2016 Equity and Cash Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

EARTHLINK HOLDINGS CORP.

Date:	May 3, 2016	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	May 3, 2016	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	May 3, 2016	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)