Form 10-Q
period 2016-06-30
EarthLink Holdings Corp.
filed 2016-08-09
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 29, 2016, 105,494,702 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2016

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	June 30, 2016
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,296	$76,833
Accounts receivable, net of allowance of $3,537 and $2,957 as of December 31, 2015 and June 30, 2016, respectively	74,724	72,750
Prepaid expenses	14,187	16,609
Other current assets	9,724	10,014
Total current assets	189,931	176,206
Property and equipment, net	372,504	338,009
Goodwill	137,751	134,464
Other intangible assets, net	25,325	3,969
Other long-term assets	9,141	9,867
Total assets	$734,652	$662,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,442	$12,158
Accrued payroll and related expenses	50,532	19,897
Other accrued liabilities	64,305	63,804
Deferred revenue	40,229	37,033
Current portion of long-term debt and capital lease obligations	6,787	33,585
Total current liabilities	180,295	166,477
Long-term debt and capital lease obligations	505,613	437,492
Long-term deferred income taxes, net	3,876	4,446
Other long-term liabilities	22,022	26,107
Total liabilities	711,806	634,522

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and June 30, 2016	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 200,207 and 201,805 shares issued as of December 31, 2015 and June 30, 2016, respectively, and 103,880 and 105,478 shares outstanding as of December 31, 2015 and June 30, 2016, respectively	2,002	2,018
Additional paid-in capital	2,026,638	2,019,786
Accumulated deficit	(1,260,937)	(1,248,954)
Treasury stock, at cost, 96,327 shares as of December 31, 2015 and June 30, 2016	(744,857)	(744,857)
Total stockholders’ equity	22,846	27,993
Total liabilities and stockholders’ equity	$734,652	$662,515

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands, except per share data) (unaudited)
Revenues	$283,664	$240,357	$566,111	$494,619
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	127,048	110,934	256,510	226,140
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	94,349	76,925	189,607	158,337
Depreciation and amortization	47,723	33,571	94,987	73,770
Restructuring, acquisition and integration-related costs	3,978	3,279	9,350	6,292
Total operating costs and expenses	273,098	224,709	550,454	464,539
Income from operations	10,566	15,648	15,657	30,080
Gain on sale of business	—	—	—	5,727
Interest expense and other, net	(14,112)	(10,824)	(28,049)	(21,933)
Loss on extinguishment of debt	(5,966)	(226)	(7,252)	(458)
Income (loss) before income taxes	(9,512)	4,598	(19,644)	13,416
Income tax provision	(410)	(483)	(761)	(1,434)
Net income (loss) and comprehensive income (loss)	$(9,922)	$4,115	$(20,405)	$11,982

Net income (loss) per share
Basic	$(0.10)	$0.04	$(0.20)	$0.11
Diluted	(0.10)	0.04	(0.20)	0.11

Weighted average common shares outstanding
Basic	103,323	105,322	102,969	104,879
Diluted	103,323	108,328	102,969	108,015

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:	(in thousands) (unaudited)
Net income (loss)	$(20,405)	$11,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,987	73,770
Gain on sale of business	—	(5,727)
Non-cash income taxes	381	522
Stock-based compensation	7,229	8,161
Amortization of debt discount and debt issuance costs	2,023	1,720
Loss on extinguishment of debt	7,252	458
Other operating activities	656	(682)
Decrease (increase) in accounts receivable, net	7,092	(2,130)
Increase in prepaid expenses and other assets	(2,465)	(4,901)
Decrease in accounts payable and accrued and other liabilities	(44,843)	(37,783)
Increase in deferred revenue	220	5,548
Net cash provided by operating activities	52,127	50,938
Cash flows from investing activities:
Purchases of property and equipment	(38,402)	(35,208)
Proceeds from sale of business	—	26,000
Net cash used in investing activities	(38,402)	(9,208)
Cash flows from financing activities:
Proceeds (payments) from issuance of debt, net of issuance costs	54,761	(2,230)
Repayment of debt and capital lease obligations	(100,624)	(42,812)
Payment of dividends	(15,882)	(11,402)
Proceeds from exercises of stock options	1,249	251
Net cash used in financing activities	(60,496)	(56,193)
Net decrease in cash and cash equivalents	(46,771)	(14,463)
Cash and cash equivalents, beginning of period	134,133	91,296
Cash and cash equivalents, end of period	$87,362	$76,833

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and six months ended June 30, 2015 and 2016 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance on revenue from contracts with customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities. The new standard also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. In August 2015, the FASB issued guidance that deferred the effective date by one year. The standard is now required to be adopted by public business entities in annual periods beginning on or after December 15, 2017, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption at the original effective date is permitted.

The Company has elected to adopt the standard in the first quarter of the fiscal year ending December 31, 2018. The Company is in the process of determining the method of adoption and assessing the impact the new standard will have on its consolidated financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Going Concern. In August 2014, the FASB issued authoritative guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements and to provide related footnote disclosures if so. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Leases. In February 2016, the FASB issued authoritative guidance on accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. As of the lease commencement date, a lessee is required to recognize a liability for its lease obligation (initially measured at the present value of the future lease payments not yet paid over the lease term) and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the implementation of this standard on its financial statements.

Share-Based Payments. In March 2016, the FASB issued authoritative guidance, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of the implementation of this standard on its financial statements.

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

The following table presents the computation for basic and diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands, except per share data)
Numerator
Net income (loss)	$(9,922)	$4,115	$(20,405)	$11,982
Denominator
Basic weighted average common shares outstanding	103,323	105,322	102,969	104,879
Dilutive effect of Common Stock Equivalents	—	3,006	—	3,136
Diluted weighted average common shares outstanding	103,323	108,328	102,969	108,015

Basic net income (loss) per share	$(0.10)	$0.04	$(0.20)	$0.11
Diluted net income (loss) per share	$(0.10)	$0.04	$(0.20)	$0.11

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three and six months ended June 30, 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of June 30, 2015, the Company had 10.0 million stock options and restricted stock units outstanding which were excluded from the determination of dilutive earnings per share. During the three and six months ended June 30, 2016, approximately 0.6 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

4.   Sale of Business

On February 1, 2016, the Company sold certain assets related to its IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in the Company's core business. The purchase price in the transaction was $29.0 million, subject to post-closing contingencies that could increase or decrease the purchase price by up to $5.0 million. The Company received $26.0 million of cash upon completion of the sale. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. The Company recognized a pretax gain of $5.7 million and recorded a $2.0 million deferred gain for contingent consideration. The gain is included in gain on sale of business in the Condensed Consolidated Statement of Comprehensive Income (Loss). The carrying amount of the IT services assets was $17.5 million, which included $11.4 million of property and equipment, $2.3 million of goodwill, $3.5 million of other intangible assets and $0.3 million of other assets and liabilities. Total revenue of the Company's IT services business was approximately $23.5 million and $3.4 million, respectively, during the six months ended June 30, 2015 and 2016. The sale of the IT services business did not represent a strategic shift in the Company's business nor did it have a major effect on the Company's consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. The IT services business was previously included in the Company's Enterprise/Mid-Market and Small Business segments.

5.  Goodwill and Other Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2016:

	Enterprise/	Small	Carrier/
	Mid-Market	Business	Transport	Consumer	Total
	(in thousands)
Balance as of December 31, 2015
Goodwill	$237,982	$57,137	$98,290	$88,920	$482,329
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	29,539	7,092	12,200	88,920	137,751

Goodwill disposed	(1,516)	(746)	—	(1,025)	(3,287)

Balance as of June 30, 2016
Goodwill	236,466	56,391	98,290	87,895	479,042
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	$28,023	$6,346	$12,200	$87,895	$134,464

Goodwill disposed includes the portion of goodwill allocated to the disposed IT services business and the portion of goodwill allocated to certain assets held for sale.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016:

	As of December 31, 2015			As of June 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$346,825	$(323,365)	$23,460	$337,397	$(334,143)	$3,254
Developed technology and software	26,261	(24,396)	1,865	25,311	(24,596)	715
Trade name	1,521	(1,521)	—	1,521	(1,521)	—
Other intangible assets, net	$374,607	$(349,282)	$25,325	$364,229	$(360,260)	$3,969

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and software using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of June 30, 2016, the weighted average amortization periods were 5.3 years for customer relationships and 3.8 years for developed technology and software. The Company sold intangible assets that had a gross carrying value of $10.4 million and a net carrying value of $3.5 million in connection with the sale of its IT services business.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), for the three and six months ended June 30, 2015 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Amortization expense	$16,596	$5,898	$33,276	$17,845

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $4.0 million during the remaining six months in the year ending December 31, 2016. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

6.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2015 and June 30, 2016:

	December 31, 2015	June 30, 2016
	(in thousands)
Accrued taxes and surcharges	$14,663	$14,308
Accrued communications costs	23,201	23,153
Customer-related liabilities	7,854	7,052
Accrued interest	3,822	3,716
Other	14,765	15,575
Total other accrued liabilities	$64,305	$63,804

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

7.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2015 and June 30, 2016:

	December 31, 2015	June 30, 2016
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Unamortized debt issue costs on senior secured notes due June 2020	(4,723)	(4,188)
Senior notes due May 2019	173,925	166,945
Unamortized discount and debt issue costs on senior notes due May 2019	(5,393)	(4,464)
Senior secured revolving credit facility	35,000	—
Capital lease obligations	13,591	12,784
Carrying value of debt and capital lease obligations	512,400	471,077
Less current portion of debt and capital lease obligations	(6,787)	(33,585)
Long-term debt and capital lease obligations	$505,613	$437,492

2016 Transactions

During the six months ended June 30, 2016, the Company repurchased $7.0 million outstanding principal of its 8.875% Senior Notes due 2019 (the “Senior Notes”) in the open market for $7.0 million, plus accrued and unpaid interest. The Company recognized a $0.2 million loss on extinguishment of debt, consisting of the write-off of unamortized discount on debt, the write-off of debt issuance costs and payment of premium on the repurchase. The loss is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income (Loss). The payment of premium is included in repayment of debt and capital lease obligations in the Condensed Consolidated Statement of Cash Flows.

During the six months ended June 30, 2016, the Company repaid $35.0 million of its senior secured revolving credit facility. As of June 30, 2016, the Company had no amounts outstanding under its senior secured revolving credit facility. On June 30, 2016, the Company refinanced its senior secured revolving credit facility. See "2016 Credit Facility" below for more information.

On June 30, 2016, the Company exercised its right under the related indenture to call a portion of its outstanding Senior Notes. On August 4, 2016, the Company redeemed $90.0 million aggregate principal amount of its Senior Notes at a redemption price equal to 102.219% of the principal amount thereof, plus accrued and unpaid interest. The Company used approximately $34.0 million of existing cash, a $50.0 million term loan and $10.0 million under its senior secured revolving credit facility to fund the redemption, call premium and accrued interest. As of June 30, 2016, $31.7 million net carrying amount of the Senior Notes was classified within current portion of debt and capital lease obligations in the Condensed Consolidated Balance Sheet and $130.8 million net carrying amount was classified within long-term debt and capital lease obligations.

Debt Covenants

The indenture governing the Company's 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”) includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of June 30, 2016, the Company was in compliance with these covenants.

The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of June 30, 2016, the Company was in compliance with these covenants.

The indentures governing the Senior Secured Notes and Senior Notes contain covenants regarding the Company's ability to make Restricted Payments (as defined in the indentures), including certain dividends, stock purchases, debt repayments and investments.  As of June 30, 2016, the indentures governing the Company's Senior Secured Notes and Senior Notes permitted approximately $185.1 million and $313.6 million, respectively, in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

2016 Credit Facility

General. In June 2016, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) providing for a new senior secured revolving credit facility with aggregate revolving commitments of up to $125.0 million and an up to $50.0 million delayed draw senior secured term loan (together, the "Credit Facility"). The senior secured revolving credit facility replaces the Company’s previous $135.0 million senior secured credit facility. The Company paid $2.2 million of transaction fees and expenses related to the new Credit Facility, which are being amortized to interest expense over the life of the Credit Facility using the straight-line method. The payment of transaction fees is included in proceeds (payments) from issuance of debt, net of issuance costs, in the Condensed Consolidated Statement of Cash Flows. The Company wrote-off $0.2 million of unamortized debt issuance costs related to the previous $135.0 million senior secured revolving credit facility. The loss is included in loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of June 30, 2016, the Company’s commitment fee was 0.5% and the Company’s borrowing cost is LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. As of June 30, 2016, no amounts were outstanding under the Credit Agreement. As of June 30, 2016, $1.7 million of letters of credit were outstanding under the Credit Agreement’s Letter of Credit Sublimit.

The amended and restated credit facility matures on June 30, 2021 and all amounts outstanding thereunder shall be due and payable in full, except that if the Company's Senior Secured Notes have not been repaid in full by February 29, 2020, the maturity date will be February 29, 2020. The term loan is subject to quarterly amortization of principal, commencing with the first fiscal quarter ending after the term loan is funded, as set forth as follows with the remaining outstanding principal amount (and any accrued and unpaid interest) due on February 29, 2020: Year 1, 5.0%; Year 2, 5.0%; Year 3, 7.5%, Year 4, 7.5%; and Year 5, 10.0%.

The Credit Facility may in the future be increased by up to $50.0 million (so long as the aggregate amount of the Credit Facility does not exceed $175.0 million) with additional commitments from the current lenders or other financial institutions reasonably acceptable to the administrative agent and the satisfaction of conditions contained in the Credit Agreement.

The Company is the borrower under the Credit Facility. All obligations of the borrower under the Credit Agreement are guaranteed by each of the Company’s existing direct and indirect domestic subsidiaries and will be guaranteed by certain of the Company’s future direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The obligations of the Company and the subsidiary guarantors under the Credit Facility, as well as obligations under any treasury management, interest protection or other hedging arrangements entered into with a lender (or affiliate thereof), are secured by (subject to certain liens permitted by the Credit Agreement) liens, which rank equally with the Company’s other senior secured indebtedness, on and security interests in, (i) substantially all of the Company’s and the subsidiary guarantors’ present and future personal property assets (subject to certain exclusions set forth in the Credit Agreement), (ii) certain of the Company’s and the subsidiary guarantors’ present and future real estate owned in fee simple that is required by the Credit Agreement to be mortgaged, (iii) all present and future shares of the capital stock of the Company’s and the subsidiary guarantors’ present and future subsidiaries (excluding any stock in excess of 66% of the voting stock of non-U.S. subsidiaries), and (iv) all proceeds and products of the foregoing property and assets.

Prepayment. The Company may prepay the Credit Facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company may irrevocably reduce or terminate the unutilized portion of the revolving credit facility at any time without penalty.

Covenants. The Credit Agreement contains representations and warranties, covenants and events of default with respect to the Company and its subsidiaries that are customarily applicable to senior secured credit facilities. The negative covenants contained

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

in the Credit Agreement include restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, incur liens on assets, engage in certain mergers, acquisitions or divestitures, pay dividends or make other distributions, voluntarily prepay certain other indebtedness (including certain prepayments of the Company’s senior secured notes and senior notes), enter into transactions with affiliates, make investments, and change the nature of their businesses, and amend the terms of certain other indebtedness (including the Company’s existing notes), in each case subject to certain exceptions set forth in the Credit Agreement.

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants as of June 30, 2016.

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

8.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2016, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

Dividends

During the six months ended June 30, 2015 and 2016, cash dividends declared were $0.10 and $0.10 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $15.9 million and $11.4 million during the six months ended June 30, 2015 and 2016, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

9.  Stock-Based Compensation

Stock-based compensation expense was $3.8 million and $4.1 million during the three months ended June 30, 2015 and 2016, respectively, and $7.2 million and $8.2 million during the six months ended June 30, 2015 and 2016, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Options Outstanding

The following table presents stock option activity as of and for the six months ended June 30, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2015	908	$6.52
Granted	—	—
Exercised	(41)	6.08
Forfeited and expired	(163)	8.58
Outstanding as of June 30, 2016	704	6.08	6.3	$486
Vested and expected to vest as of June 30, 2016	668	6.11	6.2	$450
Exercisable as of June 30, 2016	465	6.43	5.8	$243

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2016 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2016. The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2016 was not material. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. As of June 30, 2016, there was $0.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The following table presents the status of the Company’s stock options as of June 30, 2016:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	7.5	$4.97	150	$4.97
6.08	to	6.08	179	6.6	6.08	90	6.08
6.90	to	9.23	225	4.3	7.55	225	7.55
4.97	to	9.23	704	6.3	6.08	465	6.43

Restricted Stock Units

The following table presents restricted stock unit activity as of and for the six months ended June 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2015	7,751	$4.58
Granted	3,234	5.07
Vested	(2,306)	4.86
Forfeited	(622)	4.53
Outstanding as of June 30, 2016	8,057	$4.70

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2015 and 2016 was $4.49 and $5.07, respectively.  As of June 30, 2016, there was $24.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the six months ended June 30, 2015 and 2016 was $8.0 million and $12.7 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

10.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Integration-related costs	$1,658	$1,897	$2,975	$3,676
Severance, retention and other employee costs	1,048	667	3,949	1,558
Facility-related costs	1,272	715	2,426	1,058
Restructuring, acquisition and integration-related costs	$3,978	$3,279	$9,350	$6,292

Restructuring, acquisition and integration-related costs consist of costs related to the Company's restructuring, acquisition and integration-related activities. The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. The Company recognizes severance costs when they are both probable and reasonably estimable. Restructuring, acquisition and integration-related costs include the following:

•
Integration-related costs, such as system conversion and integration-related consulting and employee costs. The Company is also undertaking a long-term network optimization project designed to consolidate traffic onto network facilities operated by the Company and reduce the usage of other carriers’ networks. Integration-related costs associated with this initiative include costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration;

•	Severance, retention and other employee termination costs associated with acquisition and integration activities and as a result of evaluations of our operating structure; and

•	Facility-related costs, such as lease termination and asset impairments.

During the six months ended June 30, 2016, the Company recorded $2.6 million of restructuring costs in connection with changes in its business strategy. The restructuring costs consisted of $1.6 million of severance due to reductions in workforce and $1.1 million of facilities-related costs primarily due to the closing of certain sales offices and other facilities. Restructuring costs for the six months ended June 30, 2016 are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the six months ended June 30, 2016:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2015	$3,539	$5,542	$9,081
Accruals	1,558	1,058	2,616
Payments	(4,587)	(1,479)	(6,066)
Balance as of June 30, 2016	$510	$5,121	$5,631

As of December 31, 2015, $5.4 million of facility exit and restructuring liabilities were classified within current liabilities and $3.7 million were classified as other long-term liabilities. As of June 30, 2016, $2.3 million of facility exit and restructuring liabilities were classified within current liabilities and $3.3 million were classified as other long-term liabilities.

11.  Income Taxes

During the six months ended June 30, 2016, the Company recorded an income tax provision of $1.4 million, resulting in an effective tax rate for the six months ended June 30, 2016 of approximately 10.7%. During the six months ended June 30, 2015, the Company recorded an income tax provision of $0.8 million, resulting in an effective tax rate for the six months ended June 30, 2015 of approximately (3.9)%.

The difference between the effective tax rate and the federal statutory rate during the six months ended June 30, 2016 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the six months ended June 30, 2016 includes federal alternative minimum tax expense, tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.1 million, primarily for state taxes. The difference between the effective tax rate and the federal statutory rate during the six months ended June 30, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax benefit for the six months ended June 30, 2015 includes tax expense for foreign and state taxes, amortization of intangible assets with indefinite useful lives and a discrete expense of $0.2 million primarily for state taxes.

As of June 30, 2016, the Company had a valuation allowance of $343.5 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of June 30, 2016, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

The estimated fair value of the Company’s Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s senior secured revolving credit facility approximated its fair value as of December 31, 2015. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2015 and June 30, 2016:

	As of December 31, 2015		As of June 30, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$295,277	$305,439	$295,812	$309,033
Senior Notes	168,532	177,404	162,481	169,917
Senior secured revolving credit facility	35,000	35,000	—	—
Total debt, excluding capital leases	$498,809	$517,843	$458,293	$478,950

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

13.  Segment Information

General

The Company reports segment information along the same lines that its Chief Operating Decision Maker reviews its operating results in assessing performance and allocating resources. The Company's Chief Operating Decision Maker is its Chief Executive Officer. The Company's reportable segments are strategic business units that are aligned around distinct customer categories to optimize operations. The Company operates the following four reportable segments:

•	Enterprise/Mid-Market. The Company’s Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.

•	Small Business. The Company’s Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.

•	Carrier/Transport. The Company’s Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.

•	Consumer. The Company’s Consumer segment provides nationwide Internet access and related value-added services to residential customers.

Segment Results

The following table presents segment results for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)
Enterprise/Mid-Market
Revenues	$114,368	$97,586	$228,759	$202,275
Cost of revenues (excluding depreciation and amortization)	56,216	50,499	112,488	102,070
Gross margin	58,152	47,087	116,271	100,205
Small Business
Revenues	79,041	57,270	$158,095	$119,403
Cost of revenues (excluding depreciation and amortization)	35,263	27,205	72,860	56,939
Gross margin	43,778	30,065	85,235	62,464
Carrier/Transport
Revenues	34,149	35,123	$67,021	$71,192
Cost of revenues (excluding depreciation and amortization)	15,350	15,289	30,943	30,753
Gross margin	18,799	19,834	36,078	40,439
Consumer
Revenues	56,106	50,378	$112,236	$101,749
Cost of revenues (excluding depreciation and amortization)	20,219	17,941	40,219	36,378
Gross margin	35,887	32,437	72,017	65,371
Total Segments
Revenues	283,664	240,357	566,111	494,619
Cost of revenues (excluding depreciation and amortization)	127,048	110,934	256,510	226,140
Gross margin	$156,616	$129,423	$309,601	$268,479

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table presents a reconciliation of segment gross margin to consolidated income (loss) before income taxes for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)

Segment gross margin	$156,616	$129,423	$309,601	$268,479
Operating costs and expenses:
Selling, general and administrative expenses	94,349	76,925	189,607	158,337
Depreciation and amortization	47,723	33,571	94,987	73,770
Restructuring, acquisition and integration-related costs	3,978	3,279	9,350	6,292
Total operating costs and expenses	146,050	113,775	293,944	238,399
Income from operations	10,566	15,648	15,657	30,080
Gain on sale of business	—	—	—	5,727
Interest expense and other, net	(14,112)	(10,824)	(28,049)	(21,933)
Loss on extinguishment of debt	(5,966)	(226)	(7,252)	(458)
Income (loss) before income taxes	$(9,512)	$4,598	$(19,644)	$13,416

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table presents revenue detail for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)

Monthly recurring revenues	$251,145	$212,693	$499,120	$436,095
Usage revenues	25,120	21,271	52,798	43,729
Equipment revenues	3,935	3,947	7,659	8,054
Non-recurring and other revenues	3,464	2,446	6,534	6,741
Total revenues	$283,664	$240,357	$566,111	$494,619

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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of the amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $1.0 million and $0.7 million of net favorable disputes related to its billings to other carriers during the three months ended June 30, 2015 and June 30, 2016, respectively, and $3.1 million and $1.6 million of net favorable disputes related to its billings to other carriers during the six months ended June 30, 2015 and June 30, 2016, respectively, which are included in revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $10.4 million for unrecorded disputed amounts. The Company recognized $3.1 million and $3.7 million for favorable disputes with telecommunication vendors during the three months ended June 30, 2015 and 2016, respectively, $6.6 million and $7.5 million for favorable disputes with telecommunication

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

vendors during the six months ended June 30, 2015 and 2016, respectively, which are included in cost of revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
15. Subsequent Event

On July 13, 2016, the Company acquired Boston Retail Partners, LLC (“BRP”), a privately-held management consulting firm focused on the retail industry, for initial consideration of approximately $11.2 million, plus possible earn-out payments. The primary purpose of the transaction was to provide additional professional services capabilities in connection with the Company's strategy to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. The assets acquired and liabilities assumed of BRP will be recognized at their acquisition date fair values. The allocation of the consideration transferred to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment and is subject to finalization.

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

General Developments in our Business

Key developments in our business during the six months ended June 30, 2016 are described below:

•
Generated revenues of $494.6 million, a 13% decrease compared to the six months ended June 30, 2015, primarily driven by declines in traditional voice and data products for business and consumer services and the sale of our IT services business, as further discussed below. These declines were partially offset by increased sales of our growth products, targeted price increases and successful efforts to re-term customers coming out of contract.

•
Reduced cost of revenues 12% during the six months ended June 30, 2016 compared to the prior year period, primarily related to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•
Generated net income of $12.0 million, compared to a net loss of $20.4 million during the six months ended June 30, 2015, primarily due to a decrease in depreciation and amortization expense, a decrease in interest expense due to lower outstanding debt, a decrease in loss on extinguishment of debt due to fewer debt repurchases and a $5.7 million pretax gain recognized on our sale of IT services business. Partially offsetting these declines was a decrease in Adjusted EBITDA as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $118.3 million, a decrease from $127.2 million during the six months ended June 30, 2015, primarily due to the decrease in revenues from traditional voice and data products, offset by improvements in our cost of revenues and operating expenses. The decrease in cost of revenues and operating expenses was driven by cost savings initiatives, including reductions in workforce implemented over the past year.

•	Made capital expenditures of $35.2 million during the six months ended June 30, 2016.

•	Repurchased $7.0 million of outstanding principal amount of debt and repaid $35.0 million under our senior secured revolving credit facility during the six months ended June 30, 2016.

•	Made $11.4 million of dividend payments to shareholders during the six months ended June 30, 2016.

Sale of IT Services Business

In February 2016, we sold certain assets related to our IT services product offerings in connection with our strategy to simplify our operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. The purchase price in the transaction was $29.0 million, subject to post-closing contingencies that could increase or decrease the purchase price by up to $5.0 million. We received $26.0 million of cash upon completion of the sale. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. We recognized a pretax gain of $5.7 million and recorded a $2.0 million deferred gain for contingent consideration. The loss of revenues related to our IT services product offerings has contributed and will continue to contribute to our anticipated revenue declines in 2016.

Acquisition of Boston Retail Partners

In July 2016, we acquired Boston Retail Partners, LLC (“BRP”), a privately-held management consulting firm focused on the retail industry, for initial consideration of approximately $11.2 million, plus possible earn-out payments. The primary purpose of the transaction was to provide additional professional services capabilities in connection with our strategy to to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe the acquisition will provide a growth opportunity for us by enabling us to enhance our support of retailers in creating and implementing customized strategies using our professional services.

Credit Facility Refinancing and Partial Debt Redemption

On June 30, 2016, we amended and restated our existing revolving credit facility, which reduced the capacity from $135.0 million to $125.0 million, provided for an up to $50.0 million delayed draw senior secured term loan and extended the term through June 2021 (except that if our 7.375% Senior Secured Notes due 2020 have not been repaid in full by February 2020, the term will be February 2020). Also in June 2016, we exercised our right to call a portion of our outstanding 8.875% Senior Notes due 2019. As a result, we redeemed $90.0 million aggregate principal amount of our 8.875% Senior Notes due 2019 on August 4, 2016 at a redemption price equal to 102.219% of the principal amount thereof, plus accrued and unpaid interest. We used approximately $34.0 million of existing cash, $50.0 million under our term loan and $10.0 million of our revolving credit facility to fund the redemption, call premium and accrued interest.

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

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition; aligning costs with trends in our revenues; and ensuring adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Targeting larger multi-location retail and service businesses which have lower churn profiles, as well as a need for our product and services

•	Investing in new products and service capabilities to create value for our customers, in particular our cloud-based offerings

•	Focusing on customer contract re-term efforts, retention offers, targeted price increases and opportunities to upsell products and services

•	Improving the customer experience to increase customer satisfaction and further enhance customer retention

•	Continuing to refine and narrow our product portfolio

•	Implementing cost efficiencies, such as network grooming, workforce alignment and facility closings, and seeking to make costs more variable

•	Repaying and/or refinancing outstanding indebtedness in order to reduce interest expense

•	Considering further divestitures of non-strategic products, assets or customers in order to continue to simplify our operations and generate cash to reduce debt or to use for other strategic needs

•	Evaluating potential strategic transactions to add products and services

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

•
Consumer access declines. Our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access, competition from cable, DSL and wireless providers and limited sales and marketing activities. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. However, we are focused on customer retention and, as a result, we expect the rate of churn to continue to generally decline as our customer base becomes longer tenured. In July 2016, we sold approximately 12,000 customer relationships to one of our network providers, which will also cause our consumer access subscriber base and revenues to decrease.

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
Consolidated Results of Operations

The following table sets forth statement of operations data for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)
Revenues	$283,664	$240,357	$566,111	$494,619
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	127,048	110,934	256,510	226,140
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	94,349	76,925	189,607	158,337
Depreciation and amortization	47,723	33,571	94,987	73,770
Restructuring, acquisition and integration-related costs	3,978	3,279	9,350	6,292
Total operating costs and expenses	273,098	224,709	550,454	464,539
Income from operations	10,566	15,648	15,657	30,080
Gain on sale of business	—	—	—	5,727
Interest expense and other, net	(14,112)	(10,824)	(28,049)	(21,933)
Loss on extinguishment of debt	(5,966)	(226)	(7,252)	(458)
Income (loss) before income taxes	(9,512)	4,598	(19,644)	13,416
Income tax provision	(410)	(483)	(761)	(1,434)
Net income (loss)	$(9,922)	$4,115	$(20,405)	$11,982

Revenues

We generate revenues by providing a broad range of data, voice and managed network services to business and residential customers.
Our revenues primarily consist of the following:

•	Monthly recurring charges for providing data, voice and managed network services; transmission capacity; and Internet access and related value-added services;

•	Usage revenues;

•	Equipment revenues; and

•	Non-recurring and other revenues, such as installation fees, termination fees and administrative fees.

The following table presents revenue detail for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Monthly recurring revenues	$251,145	$212,693	$(38,452)	(15)%	$499,120	$436,095	$(63,025)	(13)%
Usage revenues	25,120	21,271	(3,849)	(15)%	52,798	43,729	(9,069)	(17)%
Equipment revenues	3,935	3,947	12	—%	7,659	8,054	395	5%
Non-recurring and other revenues	3,464	2,446	(1,018)	(29)%	6,534	6,741	207	3%
Total revenues	$283,664	$240,357	$(43,307)	(15)%	$566,111	$494,619	$(71,492)	(13)%

The following table presents the primary reasons for the change in revenues for the three and six months ended June 30, 2016 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	2016 vs 2015	2016 vs 2015
	(in millions)
Due to decrease in Small Business revenues (a)	$(17.9)	$(32.1)
Due to decrease in IT services revenues (b)	(11.7)	(20.1)
Due to decrease in Consumer revenues (c)	(5.7)	(10.5)
Due to decrease in Enterprise/Mid-Market revenues (d)	(8.9)	(13.0)
Due to increase in Carrier/Transport (e)	0.9	4.2
Total change in revenues	$(43.3)	$(71.5)
______________

(a)
Decrease primarily due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products. Partially offsetting the decline in revenues for our traditional voice and data products were efforts to protect our revenue base, such as targeted price increases implemented during the six months ended June 30, 2016 and re-terms of customers coming out of contract.

(b)
Decrease in IT services revenues primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016. Also contributing to the decrease prior to the sale in February 2016 was the discontinuance of certain products that were low margin revenue streams or that were not consistent with our more focused business strategy.

(c)	Decrease primarily due to the continued maturation of the market for Internet access, competitive pressures in the industry and limited sales and marketing activities.

(d)
Decrease primarily due to decline in traditional voice and data products due to an increase in customer churn, competition and a deemphasis on certain traditional products. Over the past year we deemphasized and discontinued certain products that were low margin revenue streams or that were not consistent with our more focused business strategy. Partially offsetting the decline in revenues for our traditional voice and data products were price increases implemented during the three months ended June 30, 2016 and an increase in sales of growth products, including MPLS, hosted voice, managed network services and transport revenues due to an increased emphasis on selling these products and services.

(e)
Increase primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increase was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the six months ended June 30, 2015 and favorable settlements during the six months ended June 30, 2016.

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

The following table presents cost of revenues for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Cost of revenues	$127,048	$110,934	$(16,114)	(13)%	$256,510	$226,140	$(30,370)	(12)%

The following table presents the primary reasons for the change in cost of revenues for the three and six months ended June 30, 2016 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	2016 vs 2015	2016 vs 2015
	(in millions)
Due to decrease in interconnection expenses (a)	$(7.5)	$(15.2)
Due to decrease in network expenses (b)	(2.2)	(4.4)
Due to decrease in usage (c)	(1.7)	(4.2)
Due to sale of IT services business (d)	(5.5)	(9.7)
Due to change in non-recurring charges and other expenses (e)	0.8	3.1
Total change in cost of revenues	$(16.1)	$(30.4)
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

(d)
Decrease in IT services cost of revenues primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016. Also contributing to the decrease prior to the sale in February 2016 was the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

(e)	Increase primarily due to fewer favorable adjustments and settlements during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

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

The following table presents selling, general and administrative expenses for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$94,349	$76,925	$(17,424)	(18)%	$189,607	$158,337	$(31,270)	(16)%

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and six months ended June 30, 2016 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	2016 vs 2015	2016 vs 2015
	(in millions)
Due to decrease in people costs (a)	$(14.0)	$(24.8)
Due to decrease in rent and occupancy costs (b)	(1.2)	(2.2)
Due to decrease in outside sales commissions (c)	(0.8)	(1.5)
Due to decrease in bad debt expense (d)	(0.6)	(1.3)
Due to decrease in other selling, general and administrative costs (e)	(0.8)	(1.5)
Total change in selling, general and administrative expenses	$(17.4)	$(31.3)
______________

(a)
Decrease in people costs as employee headcount decreased from 2,314 full-time equivalents as of June 30, 2015 to 1,875 full-time equivalents as of June 30, 2016. The decrease was primarily due to reductions in workforce over the past year driven by changes in our business strategy and the transfer of employees in connection with the sale of IT services business on February 1, 2016.

(b)
Decrease in rent and occupancy costs primarily due to cost savings from the closing of several sales offices and other properties over the past year in connection with changes to our business strategy.

(c)	Decrease in outside sales commissions primarily due to lower sales volume.

(d)	Decrease in bad debt expense due to more effective collection efforts and the overall decrease in revenues.

(e)	Decrease in other selling, general and administrative costs such as commissions, outsourced labor, payment processing, travel and insurance due to increased focus on optimizing our cost structure.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The following table presents depreciation and amortization expense for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$31,127	$27,673	$(3,454)	(11)%	$61,711	$55,925	$(5,786)	(9)%
Amortization expense	16,596	5,898	(10,698)	(64)%	33,276	17,845	(15,431)	(46)%
Depreciation and amortization expense	$47,723	$33,571	$(14,152)	(30)%	$94,987	$73,770	$(21,217)	(22)%

The decreases in depreciation expense during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to a decrease in capital expenditures, the sale of property and equipment related to our IT services business on February 1, 2016 and assets becoming fully amortized over the year. The decreases in amortization expense during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to definite-lived intangible assets becoming fully amortized over the year and the sale of customer relationships and developed technology related to our IT services business on February 1, 2016.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consist of costs related to our restructuring, acquisition and integration-related activities. Such costs include the following:

•
Integration-related costs, such as system conversion and integration-related consulting and employee costs. We are also undertaking a long-term network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks. Integration-related costs associated with this initiative include costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration;

•	Severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; and

•	Facility-related costs, such as lease termination and asset impairments.

The following table presents restructuring, acquisition and integration-related costs for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$1,658	$1,897	$239	14%	$2,975	$3,676	$701	24%
Severance, retention and other employee costs	1,048	667	(381)	(36)%	3,949	1,558	(2,391)	(61)%
Facility-related costs	1,272	715	(557)	(44)%	2,426	1,058	(1,368)	(56)%
Restructuring, acquisition and integration-related costs	$3,978	$3,279	$(699)	(18)%	$9,350	$6,292	$(3,058)	(33)%

The decreases in restructuring, acquisition and integration-related costs during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to decreases in severance, retention and other employee costs due to fewer reductions in workforce in the current year periods as compared to the prior year periods and a decrease in facility-related costs due to fewer sales office and other facility closures.

Gain on sale of business

During the six months ended June 30, 2016, we recorded a pretax gain of $5.7 million on the sale of certain assets related to our IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. For more information about this sale, refer to Note 4 to our Condensed Consolidated Financial Statements.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs and debt discounts and other miscellaneous income and expense items.

The following table presents interest expense and other, net, for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Interest expense and other, net	$14,112	$10,824	$(3,288)	(23)%	$28,049	$21,933	$(6,116)	(22)%

The decreases in interest expense during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to lower outstanding debt resulting from redemptions and repurchases over the past year. As of June 30, 2015 and 2016, we had $558.9 million and $466.9 million, respectively, of gross amount of debt outstanding (excluding capital leases). For more information about our debt transactions, refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 7 to our Condensed Consolidated Financial Statements.

Loss on extinguishment of debt

During the six months ended June 30, 2015 and 2016, we redeemed and repurchased $96.1 million and $7.0 million, respectively, outstanding principal of our 8.875% Senior Notes due 2019 and recorded $7.3 million and $0.5 million, respectively, for losses on extinguishment of debt. The losses consisted of premiums paid on our repurchases and redemptions, the write-off of unamortized discount on debt and the write-off of unamortized debt issuance costs. For more information about our debt transactions, refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 7 to our Condensed Consolidated Financial Statements.

Income tax provision

The income tax provision of $1.4 million for the six months ended June 30, 2016 represents an effective rate of 10.7%. The difference between the effective tax rate and the federal statutory rate during the six months ended June 30, 2016 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the six months ended June 30, 2016 includes federal Alternative Minimum Tax expense, tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives, and a discrete expense of $0.1 million primarily for state taxes. The income tax provision of $0.8 million for the six months ended June 30, 2015 represents an effective rate of (3.9)%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision for the six months ended June 30, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.2 million primarily for state taxes.

As of June 30, 2016, we had deferred tax assets of approximately $339.1 million, of which $259.6 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $343.5 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of June 30, 2016, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

The following table presents segment results for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)
Enterprise/Mid-Market
Revenues	$114,368	$97,586	$228,759	$202,275
Cost of revenues (excluding depreciation and amortization)	56,216	50,499	112,488	102,070
Gross margin	58,152	47,087	116,271	100,205
Small Business
Revenues	79,041	57,270	$158,095	$119,403
Cost of revenues (excluding depreciation and amortization)	35,263	27,205	72,860	56,939
Gross margin	43,778	30,065	85,235	62,464
Carrier/Transport
Revenues	34,149	35,123	$67,021	$71,192
Cost of revenues (excluding depreciation and amortization)	15,350	15,289	30,943	30,753
Gross margin	18,799	19,834	36,078	40,439
Consumer
Revenues	56,106	50,378	$112,236	$101,749
Cost of revenues (excluding depreciation and amortization)	20,219	17,941	40,219	36,378
Gross margin	35,887	32,437	72,017	65,371
Total Segments
Revenues	283,664	240,357	566,111	494,619
Cost of revenues (excluding depreciation and amortization)	127,048	110,934	256,510	226,140
Gross margin	$156,616	$129,423	$309,601	$268,479

Enterprise/Mid-Market Segment Results

The following table sets forth operating results for our Enterprise/Mid-Market segment for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$114,368	$97,586	$(16,782)	(15)%	$228,759	$202,275	$(26,484)	(12)%
Cost of revenues	56,216	50,499	(5,717)	(10)%	112,488	102,070	(10,418)	(9)%
Gross margin	$58,152	$47,087	$(11,065)	(19)%	$116,271	$100,205	$(16,066)	(14)%

The decreases in Enterprise/Mid-Market revenues during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to the following:

•
Decrease of $7.9 million and $13.4 million in IT services revenues during the three and six months ended June 30, 2016 compared to the prior year periods, respectively, primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Partially offset by targeted price increases implemented during the six months ended June 30, 2016 and increased sales of our growth products, including MPLS, hosted voice and managed network services.

The decreases in Enterprise/Mid-Market cost of revenues during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

Small Business Segment Results

The following table sets forth operating results for our Small Business segment for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$79,041	$57,270	$(21,771)	(28)%	$158,095	$119,403	$(38,692)	(24)%
Cost of revenues	35,263	27,205	(8,058)	(23)%	72,860	56,939	(15,921)	(22)%
Gross margin	$43,778	$30,065	$(13,713)	(31)%	$85,235	$62,464	$(22,771)	(27)%

The decreases in Small Business revenues during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to the following:

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Decrease of $3.8 million and $6.6 million in IT services revenues during the three and six months ended June 30, 2016 compared to the prior year periods, respectively, primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•	Partially offset by efforts to protect our revenue base, such as targeted price increases and re-terms of customers coming out of contract.

The decreases in Small Business cost of revenues during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

Carrier/Transport Segment Results

The following table sets forth operating results for our Carrier/Transport segment for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$34,149	$35,123	$974	3%	$67,021	$71,192	$4,171	6%
Cost of revenues	15,350	15,289	(61)	—%	30,943	30,753	(190)	(1)%
Gross margin	$18,799	$19,834	$1,035	6%	$36,078	$40,439	$4,361	12%

The increases in Carrier/Transport revenues during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increases was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the six months ended June 30, 2015 and favorable settlements during the six months ended June 30, 2016. Partially offsetting these increases was a decrease in legacy products and services.

Consumer Segment Results

Consumer Operating Results

The following table sets forth operating results for our Consumer segment for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues
Access services	$44,872	$39,200	$(5,672)	(13)%	$89,918	$79,256	$(10,662)	(12)%
Value-added services	11,234	11,178	(56)	—%	22,318	22,493	175	1%
Total revenues	56,106	50,378	(5,728)	(10)%	112,236	101,749	(10,487)	(9)%
Cost of revenues	20,219	17,941	(2,278)	(11)%	40,219	36,378	(3,841)	(10)%
Gross margin	$35,887	$32,437	$(3,450)	(10)%	$72,017	$65,371	$(6,646)	(9)%

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

The decreases in Consumer revenues during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to the following:

•
Decrease in average consumer subscribers, which were 0.8 million during the three and six months ended June 30, 2015 and 0.7 million during the three and six months ended June 30, 2016. The decrease resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates improved from 1.9% and 2.0% during the three and six months ended June 30, 2015, respectively, to 1.6% and 1.7% during the three and six months ended June 30, 2016, respectively, which moderated the decline in average consumer subscribers.

•
Partially offsetting the decrease was an increase in our average revenue per subscriber, which was $23.62 and $23.39 during the three and six months ended June 30, 2015, respectively, and $24.04 and $23.96 during the three and six months ended June 30, 2016, respectively. The increases were due to targeted price increases and a change in mix of subscribers.

The decreases in Consumer cost of revenues during the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to the following:

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

Consumer Operating Metrics

The following table sets forth subscriber and operating data for our Consumer segment for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Consumer Subscriber Activity
Subscribers at beginning of period	789,000	704,000	821,000	729,000
Gross organic subscriber additions	13,000	13,000	30,000	27,000
Adjustment (a)	19,000	6,000	19,000	6,000
Churn	(44,000)	(34,000)	(93,000)	(73,000)
Subscribers at end of period (b)	777,000	689,000	777,000	689,000

Consumer Metrics
Average narrowband subscribers (c)	469,000	434,000	472,000	438,000
Average broadband subscribers (c)	313,000	264,000	323,000	270,000
Average consumer subscribers (c)	782,000	698,000	795,000	708,000

ARPU (d)	$23.62	$24.04	$23.39	$23.96
Churn rate (e)	1.9%	1.6%	2.0%	1.7%
 _________

(a) During the three and six months ended June 30, 2015, we began reporting approximately 19,000 subscribers in our paying subscriber count as a result of price increases implemented during the period. During the three and six months ended June 30, 2016, we began reporting approximately 6,000 subscribers in our paying subscriber count as a result of price increases implemented during the period. These subscribers were previously counted as non-paying subscribers because their monthly fee was below a certain threshold.

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2015 and 2016:

	Six Months Ended June 30,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$52,127	$50,938	$(1,189)	(2)%
Net cash used in investing activities	(38,402)	(9,208)	(29,194)	(76)%
Net cash used in financing activities	(60,496)	(56,193)	(4,303)	(7)%
Net decrease in cash and cash equivalents	$(46,771)	$(14,463)	$(32,308)	(69)%

Operating activities

The decrease in cash provided by operating activities during the six months ended June 30, 2016 compared to the prior year period was primarily due to timing of accounts receivable and an increase in our annual bonus payment, offset by lower interest payments and lower restructuring payments during the six months ended June 30, 2016 compared to the prior year period.

Investing activities

The change in net cash used in investing activities during the six months ended June 30, 2016 compared to the prior year period was primarily due to $26.0 million of cash received from the sale of our IT services business. Also contributing was a $3.2 million decrease in capital expenditures. Capital expenditures for the six months ended June 30, 2015 and 2016 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

Financing activities

The decrease in net cash used in financing activities during the six months ended June 30, 2016 compared to the prior year period was primarily due the following:

•
a $57.8 million decrease in repayment of debt. During the six months ended June 30, 2015, we used $96.1 million to repurchase and redeem outstanding debt and during the six months ended June 30, 2016, we used $42.0 million to repurchase outstanding debt, of which $35.0 million was used to repay amounts outstanding under our revolving credit facility. For more information about our debt transactions, refer to Note 7 to our Condensed Consolidated Financial Statements.

•
a $4.5 million decrease in dividends paid primarily due to the timing of the funding of our quarterly dividend payment. During the six months ended June 30, 2015 and 2016, we declared cash dividends of $0.10 per share; however, we funded three quarterly payments during the six months ended June 30, 2015 compared to two payments during the six months ended June 30, 2016.

•	partially offset by a $57.0 million decrease in proceeds from debt due to the draw down under our senior secured revolving credit facility during the six months ended June 30, 2015; and

•	partially offset by a $1.0 million decrease in proceeds received for stock option exercises.

Future Uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, our product and service capabilities, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including $300.0 million aggregate principal amount of our Senior Secured Notes due in June 2020, $76.9 million aggregate principal amount of our Senior Notes due in May 2019, our $50.0 million term loan and borrowings under our $125.0 million revolving credit facility. We may also use cash to repay outstanding indebtedness. During the six months ended June 30, 2016, we repurchased $7.0 million outstanding principal of our Senior Notes. In August 2016, we redeemed $90.0 million outstanding principal of our Senior Notes. We used approximately $34.0 million of existing cash, $50.0 million under our term loan and $10.0 million of our revolving credit facility to fund the redemption, call premium and accrued interest. We may repurchase or redeem additional debt.

•
Capital expenditures. We expect to incur capital expenditures of approximately $85.0 million to $95.0 million during 2016. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

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

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the six months ended June 30, 2015 and 2016, we generated $52.1 million and $50.9 million in cash from operations, respectively. As of June 30, 2016, we had $76.8 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $125.0 million. Our senior secured revolving credit facility terminates in June 2021, and at that time any amounts outstanding thereunder shall be due and payable in full, except that if our Senior Secured Notes have not been repaid in full by February 29, 2020, the maturity date will be February 29, 2020. As of June 30, 2016, no amounts were outstanding under our senior secured revolving credit facility. However, in August 2016, we drew down $10.0 million to facilitate the redemption of our Senior Notes.

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

Debt Covenants

The credit agreement for our senior secured credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 2.5 to 1.0 in order to borrow under the agreement. We were in compliance with all covenants as of June 30, 2016. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2016, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

Recently Issued Accounting Pronouncements

For information about recently issued accounting pronouncements, refer to Note 2 to our Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial performance measures used by management are Adjusted EBITDA and Unlevered Free Cash Flow, as discussed below.

Management believes that these non-GAAP financial performance measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude the effect of non-operational items, such as restructuring, acquisition and integration-related costs, gain on sale of business and loss on extinguishment of debt and non-cash items, such as depreciation and amortization and stock-based compensation expense. Management believes that excluding the effects of certain non-operational and non-cash items enables investors to better understand and analyze the current period’s results and provides a better measure of comparability. Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management. These non-GAAP financial measures may also facilitate comparing financial results across accounting periods and to those of peer companies.

There are limitations to using these non-GAAP financial performance measures. Adjusted EBITDA and Unlevered Free Cash Flow are not indicative of cash provided by or used in operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA and Unlevered Free Cash Flow should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with U.S. GAAP.

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, gain on sale of business and loss on extinguishment of debt. Management uses Adjusted EBITDA to evaluate the performance of our business and for strategic planning and forecasting. Adjusted EBITDA is also used in incentive compensation arrangements and is a factor in calculating debt covenants.

Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, gain on sale of business and loss on extinguishment of debt, less cash used for purchases of property and equipment. Management uses Unlevered Free Cash Flow to evaluate the performance of our business and to assess our ability to fund capital expenditures, make strategic acquisitions, service and repay debt and pay dividends.

The following table presents a reconciliation of Adjusted EBITDA, as a performance measure, to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)
Net income (loss)	$(9,922)	$4,115	$(20,405)	$11,982
Interest expense and other, net	14,112	10,824	28,049	21,933
Income tax provision	410	483	761	1,434
Depreciation and amortization	47,723	33,571	94,987	73,770
Stock-based compensation expense	3,814	4,075	7,229	8,161
Restructuring, acquisition and integration-related costs	3,978	3,279	9,350	6,292
Gain on sale of business	—	—	—	(5,727)
Loss on extinguishment of debt	5,966	226	7,252	458
Adjusted EBITDA	$66,081	$56,573	$127,223	$118,303

The following table presents a reconciliation of Unlevered Free Cash Flow, as a performance measure, to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)
Net income (loss)	$(9,922)	$4,115	$(20,405)	$11,982
Interest expense and other, net	14,112	10,824	28,049	21,933
Income tax provision	410	483	761	1,434
Depreciation and amortization	47,723	33,571	94,987	73,770
Stock-based compensation expense	3,814	4,075	7,229	8,161
Restructuring, acquisition and integration-related costs	3,978	3,279	9,350	6,292
Gain on sale of business	—	—	—	(5,727)
Loss on extinguishment of debt	5,966	226	7,252	458
Purchases of property and equipment	(20,873)	(16,635)	(38,402)	(35,208)
Unlevered Free Cash Flow	$45,208	$39,938	$88,821	$83,095

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)
Net cash provided by operating activities	$33,262	$40,308	$52,127	$50,938
Income tax provision	410	483	761	1,434
Non-cash income taxes	(196)	(224)	(381)	(522)
Interest expense and other, net	14,112	10,824	28,049	21,933
Amortization of debt discount and debt issuance costs	(994)	(861)	(2,023)	(1,720)
Restructuring, acquisition and integration-related costs	3,978	3,279	9,350	6,292
Changes in operating assets and liabilities	16,255	2,677	39,996	39,266
Purchases of property and equipment	(20,873)	(16,635)	(38,402)	(35,208)
Other, net	(746)	87	(656)	682
Unlevered Free Cash Flow	$45,208	$39,938	$88,821	$83,095

Net cash used in investing activities	$(20,873)	$(16,635)	$(38,402)	$(9,208)
Net cash used in financing activities	$(33,080)	$(7,553)	$(60,496)	$(56,193)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to increase revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (4) that failure to achieve operating efficiencies and otherwise reduce costs would adversely affect our results of operations and cash flows; (5) that we may have to undertake further restructuring plans that would require additional charges; (6) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations; (7) that acquisitions we complete could result in operating difficulties, dilution, increased liabilities, diversion of management attention and other adverse consequences, which could adversely affect our results of operations; (8) that we face significant competition in our business markets, which could adversely affect our results of operations; (9) that failure to retain existing customers could adversely affect our results of operations and cash flows; (10) that decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that the continued decline in switched access and reciprocal compensation revenue will adversely affect our results of operations; (13) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (14) that if our larger carrier customers terminate the service they receive from us, our wholesale revenue and results of operations could be adversely affected; (15) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (16) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (17) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (18) that our consumer business is dependent on the availability of third-party network service providers; (19) that we face significant competition in the Internet access industry that could reduce our profitability; (20) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (21) that lack of regulation governing wholesale

Internet service providers could adversely affect our operations; (22) that cyber security breaches could harm our business; (23) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (24) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (25) that our business depends on effective business support systems and processes; (26) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that we may not be able to protect our intellectual property; (29) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (30) that unfavorable general economic conditions could harm our business; (31) that government regulations could adversely affect our business or force us to change our business practices; (32) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (33) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (34) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (36) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (37) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (38) that we may reduce, or cease payment of, quarterly cash dividends; (39) that our stock price may be volatile; (40) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (41) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 other than as set forth in Part II, Item 1A of the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2016.

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

EARTHLINK HOLDINGS CORP.

Date:	August 9, 2016	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	August 9, 2016	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	August 9, 2016	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)