Form 10-Q
period 2016-09-30
EarthLink Holdings Corp.
filed 2016-11-07
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2016, 105,490,072 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2016

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2016
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,296	$58,977
Accounts receivable, net of allowance of $3,537 and $2,941 as of December 31, 2015 and September 30, 2016, respectively	74,724	70,920
Prepaid expenses	14,187	14,880
Other current assets	9,724	8,672
Total current assets	189,931	153,449
Property and equipment, net	372,504	333,507
Goodwill	137,751	141,887
Other intangible assets, net	25,325	3,315
Other long-term assets	9,141	11,482
Total assets	$734,652	$643,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,442	$19,672
Accrued payroll and related expenses	50,532	22,377
Other accrued liabilities	64,305	65,365
Deferred revenue	40,229	37,122
Current portion of long-term debt and capital lease obligations	6,787	4,401
Total current liabilities	180,295	148,937
Long-term debt and capital lease obligations	505,613	438,109
Long-term deferred income taxes, net	3,876	4,448
Other long-term liabilities	22,022	25,539
Total liabilities	711,806	617,033

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and September 30, 2016	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 200,207 and 201,842 shares issued as of December 31, 2015 and September 30, 2016, respectively, and 103,880 and 105,515 shares outstanding as of December 31, 2015 and September 30, 2016, respectively	2,002	2,018
Additional paid-in capital	2,026,638	2,018,171
Accumulated deficit	(1,260,937)	(1,248,725)
Treasury stock, at cost, 96,327 shares as of December 31, 2015 and September 30, 2016	(744,857)	(744,857)
Total stockholders’ equity	22,846	26,607
Total liabilities and stockholders’ equity	$734,652	$643,640

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands, except per share data) (unaudited)
Revenues	$270,904	$235,125	$837,015	$729,744
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	122,391	109,540	378,901	335,680
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	90,775	79,056	280,382	237,393
Depreciation and amortization	46,502	32,569	141,489	106,339
Restructuring, acquisition and integration-related costs	5,486	2,844	14,836	9,136
Total operating costs and expenses	265,154	224,009	815,608	688,548
Income from operations	5,750	11,116	21,407	41,196
Gain on sale of businesses	—	3,401	—	9,128
Interest expense and other, net	(11,731)	(9,877)	(39,780)	(31,810)
Loss on extinguishment of debt	(2,482)	(4,365)	(9,734)	(4,823)
Income (loss) before income taxes	(8,463)	275	(28,107)	13,691
Income tax provision	(2,060)	(45)	(2,821)	(1,479)
Net income (loss) and comprehensive income (loss)	$(10,523)	$230	$(30,928)	$12,212

Net income (loss) per share
Basic	$(0.10)	$—	$(0.30)	$0.12
Diluted	(0.10)	—	(0.30)	0.11

Weighted average common shares outstanding
Basic	103,737	105,505	103,228	105,090
Diluted	103,737	108,994	103,228	108,344

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:	(in thousands) (unaudited)
Net income (loss)	$(30,928)	$12,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,489	106,339
Gain on sale of businesses	—	(9,128)
Non-cash income taxes	532	524
Stock-based compensation	10,864	12,156
Amortization of debt discount and debt issuance costs	2,872	2,433
Loss on extinguishment of debt	9,734	4,823
Other operating activities	571	(634)
Decrease in accounts receivable, net	9,752	1,299
Increase in prepaid expenses and other assets	(1,019)	(4,777)
Decrease in accounts payable and accrued and other liabilities	(15,628)	(32,437)
(Decrease) increase in deferred revenue	(2,150)	5,650
Net cash provided by operating activities	126,089	98,460
Cash flows from investing activities:
Purchases of property and equipment	(60,413)	(55,564)
Purchase of business, net of cash acquired	—	(10,359)
Proceeds from sale of businesses	—	30,427
Net cash used in investing activities	(60,413)	(35,496)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	69,761	57,522
Repayment of debt and capital lease obligations	(162,475)	(136,336)
Payment of dividends	(21,164)	(16,720)
Proceeds from exercises of stock options	1,692	251
Net cash used in financing activities	(112,186)	(95,283)
Net decrease in cash and cash equivalents	(46,510)	(32,319)
Cash and cash equivalents, beginning of period	134,133	91,296
Cash and cash equivalents, end of period	$87,623	$58,977

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and nine months ended September 30, 2015 and 2016 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2016.

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

Statement of Cash Flows. In August 2016, the FASB issued authoritative guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

The following table presents the computation for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands, except per share data)
Numerator
Net income (loss)	$(10,523)	$230	$(30,928)	$12,212
Denominator
Basic weighted average common shares outstanding	103,737	105,505	103,228	105,090
Dilutive effect of Common Stock Equivalents	—	3,489	—	3,254
Diluted weighted average common shares outstanding	103,737	108,994	103,228	108,344

Basic net income (loss) per share	$(0.10)	$—	$(0.30)	$0.12
Diluted net income (loss) per share	$(0.10)	$—	$(0.30)	$0.11

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of September 30, 2015, the Company had 8.8 million stock options and restricted stock units outstanding which were excluded from the determination of dilutive earnings per share. During the three and nine months ended September 30, 2016, approximately 0.6 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

4.   Sale of Businesses

On February 1, 2016, the Company sold certain assets related to its IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in the Company's core business. The purchase price in the transaction was $29.6 million, subject to post-closing contingencies that could increase or decrease the purchase price by up to $5.0 million. The Company received $26.6 million of cash. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. The Company recognized a pretax gain of $6.3 million and recorded a $2.0 million deferred gain for contingent consideration. The gain is included in gain on sale of businesses in the Condensed Consolidated Statement of Comprehensive Income (Loss). The carrying amount of the IT services assets was $17.5 million, which included $11.4 million of property and equipment, $2.3 million of goodwill, $3.5 million of other intangible assets and $0.3 million of other assets and liabilities. Total revenue of the Company's IT services business was approximately $34.9 million and $3.4 million, respectively, during the nine months ended September 30, 2015 and 2016. The sale of the IT services business did not represent a strategic shift in the Company's business nor did it have a major effect on the Company's consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. The IT services business was previously included in the Company's Enterprise/Mid-Market and Small Business segments.

On July 15, 2016, the Company sold approximately 12,000 consumer customer relationships to one of its network providers for $3.8 million of cash and recognized a pretax gain of $2.8 million. The gain is included in gain on sale of businesses in the Condensed Consolidated Statement of Comprehensive Income (Loss). The carrying amount of the disposed assets was $1.0 million. The customer relationships were previously included in the Company's Consumer segment.

5. Acquisition

On July 13, 2016, the Company acquired Boston Retail Partners, LLC (“BRP”), a privately-held management consulting firm focused on the retail industry, for initial consideration of approximately $11.2 million, plus possible earn-out payments which could increase the purchase price by up to $5.6 million. The primary purpose of the transaction was to provide additional professional services capabilities in connection with the Company's strategy to be a leading managed network, security and cloud services provider for multi-location retail and service businesses.

The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed of BRP were recognized at their acquisition date fair values. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $7.4 million of goodwill, $3.4 million of identifiable intangible assets, $1.5 million of net other assets and a $1.1 million liability for possible earn-out payments. The allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments, the fair value of intangible assets, income and non-income based taxes and residual goodwill. EarthLink has included the financial results of BRP in its consolidated financial statements from the date of acquisition. Pro forma financial information for BRP has not been presented, as the effects were not material to the Company's consolidated financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

6.  Goodwill and Other Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2016:

	Enterprise/	Small	Carrier/
	Mid-Market	Business	Transport	Consumer	Total
	(in thousands)
Balance as of December 31, 2015
Goodwill	$237,982	$57,137	$98,290	$88,920	$482,329
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	29,539	7,092	12,200	88,920	137,751

Goodwill acquired	7,423	—	—	—	7,423
Goodwill disposed	(1,516)	(746)	—	(1,025)	(3,287)

Balance as of September 30, 2016
Goodwill	243,889	56,391	98,290	87,895	486,465
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	$35,446	$6,346	$12,200	$87,895	$141,887

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016:

	As of December 31, 2015			As of September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$346,825	$(323,365)	$23,460	$339,857	$(337,709)	$2,148
Developed technology and software	26,261	(24,396)	1,865	25,311	(25,008)	303
Trade name	1,521	(1,521)	—	1,801	(1,541)	260
Other	—	—	—	630	(26)	604
Other intangible assets, net	$374,607	$(349,282)	$25,325	$367,599	$(364,284)	$3,315

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and software, trade names and other identifiable intangible assets using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of September 30, 2016, the weighted average amortization periods were 5.3 years for customer relationships, 3.8 years for developed technology and software, 4.7 years for trade names and 5.0 years for other identifiable intangible assets. During the nine months ended September 30, 2016, the Company sold intangible assets that had a gross carrying value of $10.4 million and a net carrying value of $3.5 million.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), for the three and nine months ended September 30, 2015 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Amortization expense	$16,597	$4,024	$49,873	$21,869

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $1.0 million during the remaining three months in the year ending December 31, 2016 and $0.8 million, $0.8 million, $0.5 million, $0.1 million and $0.1 million during the years ended December 31, 2017, 2018, 2019, 2020 and 2021, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

7.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2015 and September 30, 2016:

	December 31, 2015	September 30, 2016
	(in thousands)
Accrued taxes and surcharges	$14,663	$15,241
Accrued communications costs	23,201	17,545
Customer-related liabilities	7,854	6,562
Accrued interest	3,822	10,121
Other	14,765	15,896
Total other accrued liabilities	$64,305	$65,365

8.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2015 and September 30, 2016:

	December 31, 2015	September 30, 2016
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Unamortized debt issue costs on senior secured notes due June 2020	(4,723)	(3,921)
Senior notes due May 2019	173,925	76,557
Unamortized discount and debt issue costs on senior notes due May 2019	(5,393)	(1,880)
Senior secured term loan	—	49,375
Unamortized debt issue costs on senior secured term loan	—	(588)
Senior secured revolving credit facility	35,000	10,000
Capital lease obligations	13,591	12,967
Carrying value of debt and capital lease obligations	512,400	442,510
Less current portion of debt and capital lease obligations	(6,787)	(4,401)
Long-term debt and capital lease obligations	$505,613	$438,109

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

During the three months ended March 31, 2016, the Company repaid $35.0 million of its senior secured revolving credit facility. On June 30, 2016, the Company refinanced its senior secured revolving credit facility. See "2016 Credit Facility" below for more information.

During the three months ended September 30, 2016, the Company redeemed $90.0 million aggregate principal amount of its Senior Notes at a redemption price equal to 102.219% of the principal amount thereof, plus accrued and unpaid interest. The Company used $34.0 million of existing cash, a $50.0 million term loan and $10.0 million under its senior secured revolving credit facility to fund the redemption, call premium and accrued interest. The Company recognized a $4.3 million loss on extinguishment of debt, consisting of the write-off of unamortized discount on debt, the write-off of debt issuance costs and payment of premium on the repurchase.

During the three months ended September 30, 2016, the Company repurchased $0.4 million outstanding principal of its Senior Notes in the open market for $0.4 million, plus accrued and unpaid interest.

The above losses are included in loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income (Loss). The payment of premiums is included in repayment of debt and capital lease obligations in the Condensed Consolidated Statement of Cash Flows.

Debt Covenants

The indenture governing the Company's 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”) includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of September 30, 2016, the Company was in compliance with these covenants.

The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of September 30, 2016, the Company was in compliance with these covenants.

The indentures governing the Senior Secured Notes and Senior Notes contain covenants regarding the Company's ability to make Restricted Payments (as defined in the indentures), including certain dividends, stock purchases, debt repayments and investments.  As of September 30, 2016, the indentures governing the Company's Senior Secured Notes and Senior Notes permitted approximately $197.5 million and $325.8 million, respectively, in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

2016 Credit Facility

General. In June 2016, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) providing for a new senior secured revolving credit facility with aggregate revolving commitments of up to $125.0 million and an up to $50.0 million delayed draw senior secured term loan (together, the "Credit Facility"). The senior secured revolving credit facility replaces the Company’s previous $135.0 million senior secured credit facility. The Company paid $2.5 million of transaction fees and expenses related to the new Credit Facility, which are being amortized to interest expense over the life of the Credit Facility using the straight-line method. The payment of transaction fees is included in proceeds (payments) from issuance of debt, net of issuance costs, in the Condensed Consolidated Statement of Cash Flows. The Company wrote-off $0.2 million of unamortized debt issuance costs related to the previous $135.0 million senior secured revolving credit facility. The loss is included in loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Income (Loss).

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of September 30, 2016, the Company’s commitment fee was 0.5% and the Company’s borrowing cost is LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. As of September 30, 2016, $1.4 million of letters of credit were outstanding under the Credit Agreement’s Letter of Credit Sublimit.

The amended and restated credit facility matures on June 30, 2021 and all amounts outstanding thereunder shall be due and payable in full, except that if the Company's Senior Secured Notes have not been repaid in full by February 29, 2020, the maturity date will be February 29, 2020. The term loan is subject to quarterly amortization of principal, commencing with the first fiscal quarter ending after the term loan is funded, as set forth as follows with the remaining outstanding principal amount (and any accrued and unpaid interest) due on February 29, 2020: Year 1, 5.0%; Year 2, 5.0%; Year 3, 7.5%, Year 4, 7.5%; and Year 5, 10.0%. During the three months ended September 30, 2016, the Company made quarterly principal payments of $0.6 million on the term loan.

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

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants as of September 30, 2016.

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

9.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2016, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

Dividends

During the nine months ended September 30, 2015 and 2016, cash dividends declared were $0.15 and $0.15 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $21.2 million and $16.7 million during the nine months ended September 30, 2015 and 2016, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

10.  Stock-Based Compensation

Stock-based compensation expense was $3.6 million and $4.0 million during the three months ended September 30, 2015 and 2016, respectively, and $10.9 million and $12.2 million during the nine months ended September 30, 2015 and 2016, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Options Outstanding

The following table presents stock option activity as of and for the nine months ended September 30, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2015	908	$6.52
Granted	—	—
Exercised	(41)	6.08
Forfeited and expired	(169)	8.53
Outstanding as of September 30, 2016	698	6.07	6.1	$390
Vested and expected to vest as of September 30, 2016	662	6.10	6.0	$361
Exercisable as of September 30, 2016	458	6.42	5.6	$195

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2016 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2016. The total intrinsic value

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

of stock options exercised during the nine months ended September 30, 2015 was $0.9 million. The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 was not material. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. As of September 30, 2016, there was $0.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years.

The following table presents the status of the Company’s stock options as of September 30, 2016:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	7.3	$4.97	150	$4.97
6.08	to	6.08	179	6.4	6.08	89	6.08
6.90	to	9.23	219	4.2	7.56	219	7.56
4.97	to	9.23	698	6.1	6.07	458	6.42

Restricted Stock Units

The following table presents restricted stock unit activity as of and for the nine months ended September 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2015	7,751	$4.58
Granted	3,544	5.23
Vested	(2,362)	4.89
Forfeited	(684)	4.55
Outstanding as of September 30, 2016	8,249	$4.77

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2015 and 2016 was $4.53 and $5.23, respectively.  As of September 30, 2016, there was $22.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2015 and 2016 was $8.6 million and $13.1 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

11.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Integration-related costs	$1,526	$2,736	$4,501	$6,412
Severance, retention and other employee costs	2,986	547	6,935	2,105
Facility-related costs	974	(630)	3,400	428
Transaction-related costs	—	191	—	191
Restructuring, acquisition and integration-related costs	$5,486	$2,844	$14,836	$9,136

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

•	Severance, retention and other employee termination costs associated with acquisition and integration activities and as a result of evaluations of our operating structure;

•	Facility-related costs, such as lease termination and asset impairments; and

•	Transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees.

During the nine months ended September 30, 2016, the Company recorded $2.5 million of restructuring costs in connection with changes in its business strategy. The restructuring costs consisted of $2.1 million of severance due to reductions in workforce and $0.4 million of facilities-related costs primarily due to the closing of certain sales offices and other facilities. Restructuring costs for the nine months ended September 30, 2016 are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the nine months ended September 30, 2016:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2015	$3,539	$5,542	$9,081
Accruals	2,105	428	2,533
Payments	(4,949)	(2,202)	(7,151)
Balance as of September 30, 2016	$695	$3,768	$4,463

As of December 31, 2015, $5.4 million of facility exit and restructuring liabilities were classified within current liabilities and $3.7 million were classified as other long-term liabilities. As of September 30, 2016, $2.1 million of facility exit and restructuring liabilities were classified within current liabilities and $2.4 million were classified as other long-term liabilities.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

12.  Income Taxes

During the nine months ended September 30, 2016, the Company recorded an income tax provision of $1.5 million, resulting in an effective tax rate for the nine months ended September 30, 2016 of approximately 10.8%. During the nine months ended September 30, 2015, the Company recorded an income tax provision of $2.8 million, resulting in an effective tax rate for the nine months ended September 30, 2015 of approximately (10.0)%.

The difference between the effective tax rate and the federal statutory rate during the nine months ended September 30, 2016 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the nine months ended September 30, 2016 includes federal alternative minimum tax expense, tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.1 million, primarily for accrued interest on uncertain tax positions and state taxes. The difference between the effective tax rate and the federal statutory rate during the nine months ended September 30, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax benefit for the nine months ended September 30, 2015 includes tax expense for foreign and state taxes, amortization of intangible assets with indefinite useful lives and a discrete expense primarily for the recording of an uncertain tax position of $1.9 million, including applicable interest, related to certain tax positions that the Company had taken in prior years.

As of September 30, 2016, the Company had a valuation allowance of $343.1 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2016, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

The estimated fair value of the Company’s Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s senior secured term loan and senior secured revolving credit facility approximated its fair value as of December 31, 2015 and September 30, 2016. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2015 and September 30, 2016:

	As of December 31, 2015		As of September 30, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$295,277	$305,439	$296,079	$315,000
Senior Notes	168,532	177,404	74,677	77,698
Senior secured term loan	—	—	48,787	49,375
Senior secured revolving credit facility	35,000	35,000	10,000	10,000
Total debt, excluding capital leases	$498,809	$517,843	$429,543	$452,073

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

14.  Segment Information

General

The Company reports segment information along the same lines that its Chief Operating Decision Maker reviews its operating results in assessing performance and allocating resources. The Company's Chief Operating Decision Maker is its Chief Executive Officer. The Company's reportable segments are strategic business units that are aligned around distinct customer categories to optimize operations. The Company operates the following four reportable segments:

•	Enterprise/Mid-Market. The Company’s Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.

•	Small Business. The Company’s Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.

•	Carrier/Transport. The Company’s Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.

•	Consumer. The Company’s Consumer segment provides nationwide Internet access and related value-added services to residential customers.

Segment Results

The following table presents segment results for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)
Enterprise/Mid-Market
Revenues	$110,051	$97,972	$338,809	$300,247
Cost of revenues (excluding depreciation and amortization)	54,574	51,314	167,062	153,384
Gross margin	55,477	46,658	171,747	146,863
Small Business
Revenues	72,876	53,722	230,577	$173,124
Cost of revenues (excluding depreciation and amortization)	34,059	25,953	106,577	82,892
Gross margin	38,817	27,769	124,000	90,232
Carrier/Transport
Revenues	34,190	35,575	101,606	$106,768
Cost of revenues (excluding depreciation and amortization)	14,839	16,393	46,124	47,146
Gross margin	19,351	19,182	55,482	59,622
Consumer
Revenues	53,787	47,856	166,023	$149,605
Cost of revenues (excluding depreciation and amortization)	18,919	15,880	59,138	52,258
Gross margin	34,868	31,976	106,885	97,347
Total Segments
Revenues	270,904	235,125	837,015	729,744
Cost of revenues (excluding depreciation and amortization)	122,391	109,540	378,901	335,680
Gross margin	$148,513	$125,585	$458,114	$394,064

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table presents a reconciliation of segment gross margin to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)

Segment gross margin	$148,513	$125,585	$458,114	$394,064
Operating costs and expenses:
Selling, general and administrative expenses	90,775	79,056	280,382	237,393
Depreciation and amortization	46,502	32,569	141,489	106,339
Restructuring, acquisition and integration-related costs	5,486	2,844	14,836	9,136
Total operating costs and expenses	142,763	114,469	436,707	352,868
Income from operations	5,750	11,116	21,407	41,196
Gain on sale of business	—	3,401	—	9,128
Interest expense and other, net	(11,731)	(9,877)	(39,780)	(31,810)
Loss on extinguishment of debt	(2,482)	(4,365)	(9,734)	(4,823)
Income (loss) before income taxes	$(8,463)	$275	$(28,107)	$13,691

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table presents revenue detail for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)

Monthly recurring revenues	$240,360	$205,285	$739,480	$641,380
Usage revenues	24,284	19,791	77,082	63,520
Equipment revenues	3,617	3,906	11,276	11,960
Non-recurring and other revenues	2,643	6,143	9,177	12,884
Total revenues	$270,904	$235,125	$837,015	$729,744

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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of the amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $1.2 million of net favorable disputes related to its billings to other carriers during the three months ended September 30, 2015, and $4.3 million and $1.6 million of net favorable disputes related to its billings to other carriers during the nine months ended September 30, 2015 and 2016, respectively, which are included in revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $9.6 million for unrecorded disputed amounts. The Company recognized $3.3 million and $3.6 million for favorable disputes with telecommunication vendors during the three months ended September 30, 2015 and 2016, respectively, $9.9 million and $11.1 million for favorable disputes with

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

telecommunication vendors during the nine months ended September 30, 2015 and 2016, respectively, which are included in cost of revenues in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
16. Subsequent Event

On November 5, 2016, the Company entered into a definitive merger agreement with Windstream Holdings, Inc. (“Windstream”) under which the Company and Windstream will merge in an all-stock transaction valued at approximately $1.1 billion. Under the terms of the merger agreement, EarthLink’s shareholders will receive 0.818 shares of Windstream common stock for each EarthLink share owned. Upon closing of the transaction, Windstream shareholders will own approximately 51% and EarthLink shareholders will own approximately 49% of the combined company. The transaction is subject to approval by EarthLink and Windstream shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the first half of 2017.

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

General Developments in our Business

Key developments in our business during the nine months ended September 30, 2016 are described below:

•
Generated revenues of $729.7 million, a 13% decrease compared to the nine months ended September 30, 2015, primarily driven by declines in traditional voice and data products for business and consumer services and the sale of our IT services business, as further discussed below. These declines were partially offset by increased sales of our growth products, targeted price increases and successful efforts to re-term customers coming out of contract.

•
Reduced cost of revenues 11% during the nine months ended September 30, 2016 compared to the prior year period, primarily related to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•
Generated net income of $12.2 million, compared to a net loss of $30.9 million during the nine months ended September 30, 2015, primarily due to a decrease in depreciation and amortization expense, a decrease in interest expense due to lower outstanding debt, a decrease in loss on extinguishment of debt due to fewer debt repurchases and a $9.1 million pretax gain recognized on our sale of businesses. Partially offsetting these declines was a decrease in Adjusted EBITDA as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $168.8 million, a decrease from $188.6 million during the nine months ended September 30, 2015, primarily due to the decrease in revenues from traditional voice and data products, offset by improvements in our cost of revenues and operating expenses. The decrease in cost of revenues and operating expenses was driven by cost savings initiatives, including reductions in workforce implemented over the past year.

•	Made capital expenditures of $55.6 million during the nine months ended September 30, 2016.

•	Repurchased $97.4 million of outstanding principal amount of debt and repaid $35.0 million under our senior secured revolving credit facility during the nine months ended September 30, 2016.

•	Made $16.7 million of dividend payments to shareholders during the nine months ended September 30, 2016.

Windstream Merger Transaction

On November 5, 2016, we entered into a definitive merger agreement with Windstream Holdings, Inc. (“Windstream”) under which EarthLink and Windstream will merge in an all-stock transaction valued at approximately $1.1 billion. Under the terms of the merger agreement, EarthLink’s shareholders will receive 0.818 shares of Windstream common stock for each EarthLink share owned. Upon closing of the transaction, Windstream shareholders will own approximately 51% and EarthLink shareholders will own approximately 49% of the combined company. The transaction is subject to approval by EarthLink and Windstream shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the first half of 2017.

Sale of IT Services Business

In February 2016, we sold certain assets related to our IT services product offerings in connection with our strategy to simplify our operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. The purchase price in the transaction was $29.6 million, subject to post-closing contingencies that could increase or decrease the purchase price by up to $5.0 million. We received $26.6 million of cash. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. We recognized a pretax gain of $6.3 million and recorded a $2.0 million deferred gain for contingent consideration. The loss of revenues related to our IT services product offerings has contributed and will continue to contribute to our anticipated revenue declines in 2016.

Acquisition of Boston Retail Partners

In July 2016, we acquired Boston Retail Partners, LLC (“BRP”), a privately-held management consulting firm focused on the retail industry, for initial consideration of approximately $11.2 million, plus possible earn-out payments which could increase the purchase price by up to $5.6 million. The primary purpose of the transaction was to provide additional professional services capabilities in connection with our strategy to to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe the acquisition will provide a growth opportunity for us by enabling us to enhance our support of retailers in creating and implementing customized strategies using our professional services.

Credit Facility Refinancing and Partial Debt Redemption

In June 2016, we amended and restated our existing revolving credit facility, which reduced the capacity from $135.0 million to $125.0 million, provided for an up to $50.0 million delayed draw senior secured term loan and extended the term through June 2021 (except that if our 7.375% Senior Secured Notes due 2020 have not been repaid in full by February 2020, the term will be February 2020). In August 2016, we redeemed $90.0 million aggregate principal amount of our 8.875% Senior Notes due 2019 at a redemption price equal to 102.219% of the principal amount thereof, plus accrued and unpaid interest. We used approximately $34.0 million of existing cash, $50.0 million under our term loan and $10.0 million of our revolving credit facility to fund the redemption, call premium and accrued interest.

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

•
Invest in growth business products, marketing and sales. Our growth business products include MultiProtocol Label Switching ("MPLS"), hosted voice and other UCaaS products, software-defined wide area network ("SD-WAN"), Hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for other communications carriers and enterprises. We are focused on investing in product and service capabilities and sales and marketing initiatives to support our growth products.

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

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition; aligning costs with trends in our revenues; and ensuring adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Targeting larger multi-location retail and service businesses which have lower churn profiles, as well as a need for our product and services

•	Investing in new products and service capabilities to create value for our customers, in particular our cloud-based offerings and SD-WAN

•	Focusing on customer contract re-term efforts, retention offers, targeted price increases and opportunities to upsell products and services

•	Improving the customer experience to increase customer satisfaction and further enhance customer retention

•	Continuing to refine and narrow our product portfolio

•	Implementing cost efficiencies, such as network grooming, workforce alignment and facility closings, and seeking to make costs more variable

•	Repaying and/or refinancing outstanding indebtedness in order to reduce interest expense

•	Considering further divestitures of non-strategic products, assets or customers in order to continue to simplify our operations and generate cash to reduce debt or to use for other strategic needs

•	Evaluating potential strategic transactions to add products and services

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

•
Consumer access declines. Our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access, competition from cable, DSL and wireless providers and limited sales and marketing activities. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. In July 2016, we sold approximately

12,000 customer relationships to one of our network providers, which will also cause our consumer access subscriber base and revenues to decrease. However, we are focused on customer retention and, as a result, we expect the rate of churn to continue to generally decline as our customer base becomes longer tenured. We also recently launched Hyperlink high-speed Internet service that offers service at faster speeds than traditional DSL.

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

Consolidated Results of Operations

The following table sets forth statement of operations data for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)
Revenues	$270,904	$235,125	$837,015	$729,744
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	122,391	109,540	378,901	335,680
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	90,775	79,056	280,382	237,393
Depreciation and amortization	46,502	32,569	141,489	106,339
Restructuring, acquisition and integration-related costs	5,486	2,844	14,836	9,136
Total operating costs and expenses	265,154	224,009	815,608	688,548
Income from operations	5,750	11,116	21,407	41,196
Gain on sale of businesses	—	3,401	—	9,128
Interest expense and other, net	(11,731)	(9,877)	(39,780)	(31,810)
Loss on extinguishment of debt	(2,482)	(4,365)	(9,734)	(4,823)
Income (loss) before income taxes	(8,463)	275	(28,107)	13,691
Income tax provision	(2,060)	(45)	(2,821)	(1,479)
Net income (loss)	$(10,523)	$230	$(30,928)	$12,212

Revenues

We generate revenues by providing a broad range of data, voice and managed network services to business and residential customers.
Our revenues primarily consist of the following:

•	Monthly recurring charges for providing data, voice and managed network services; transmission capacity; and Internet access and related value-added services;

•	Usage revenues;

•	Equipment revenues; and

•	Non-recurring and other revenues, such as installation fees, termination fees and administrative fees.

The following table presents revenue detail for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Monthly recurring revenues	$240,360	$205,285	$(35,075)	(15)%	$739,480	$641,380	$(98,100)	(13)%
Usage revenues	24,284	19,791	(4,493)	(19)%	77,082	63,520	(13,562)	(18)%
Equipment revenues	3,617	3,906	289	8%	11,276	11,960	684	6%
Non-recurring and other revenues	2,643	6,143	3,500	132%	9,177	12,884	3,707	40%
Total revenues	$270,904	$235,125	$(35,779)	(13)%	$837,015	$729,744	$(107,271)	(13)%

The following table presents the primary reasons for the change in revenues for the three and nine months ended September 30, 2016 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	2016 vs 2015	2016 vs 2015
	(in millions)
Due to decrease in Small Business revenues (a)	$(15.5)	$(47.6)
Due to decrease in IT services revenues (b)	(11.4)	(31.5)
Due to decrease in Consumer revenues (c)	(5.9)	(16.4)
Due to decrease in Enterprise/Mid-Market revenues (d)	(6.7)	(19.7)
Due to increase in BRP revenues (e)	2.3	2.3
Due to increase in Carrier/Transport (f)	1.4	5.6
Total change in revenues	$(35.8)	$(107.3)
______________

(a)
Decrease primarily due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products. Partially offsetting the decline in revenues for our traditional voice and data products were efforts to protect our revenue base, such as targeted price increases implemented during the nine months ended September 30, 2016 and re-terms of customers coming out of contract.

(b)
Decrease in IT services revenues primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016. Also contributing to the decrease prior to the sale in February 2016 was the discontinuance of certain products that were low margin revenue streams or that were not consistent with our more focused business strategy.

(c)
Decrease primarily due to the continued maturation of the market for Internet access, competitive pressures in the industry and limited sales and marketing activities. Also contributing to the decrease was the sale of approximately 12,000 customer relationships to one of our network providers in July 2016.

(d)
Decrease primarily due to decline in traditional voice and data products due to an increase in customer churn, competition and a deemphasis on certain traditional products. Over the past year we deemphasized and discontinued certain products that were low margin revenue streams or that were not consistent with our more focused business strategy. Partially offsetting the decline in revenues for our traditional voice and data products were price increases implemented during the nine months ended September 30, 2016 and an increase in sales of growth products, including MPLS, hosted voice, managed network services and transport revenues due to an increased emphasis on selling these products and services.

(e)	Increase due to the inclusion of revenues from our acquisition of BRP beginning in July 2016. The revenues are included within non-recurring and other revenues in our Enterprise/Mid-Market segment.

(f)
Increase primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increase was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the nine months ended September 30, 2015 and favorable settlements during the nine months ended September 30, 2016.

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

The following table presents cost of revenues for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Cost of revenues	$122,391	$109,540	$(12,851)	(10)%	$378,901	$335,680	$(43,221)	(11)%

The following table presents the primary reasons for the change in cost of revenues for the three and nine months ended September 30, 2016 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	2016 vs 2015	2016 vs 2015
	(in millions)
Due to decrease in interconnection expenses (a)	$(8.7)	$(23.9)
Due to decrease in network expenses (b)	(2.1)	(6.6)
Due to decrease in usage (c)	(0.2)	(4.4)
Due to sale of IT services business (d)	(5.1)	(14.8)
Due to increase in BRP cost of revenues (e)	1.3	1.3
Due to change in non-recurring charges and other expenses (f)	1.9	5.2
Total change in cost of revenues	$(12.9)	$(43.2)
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

(e)	Increase due to the inclusion of cost of revenues from our acquisition of BRP beginning in July 2016.

(f)	Increase primarily due to fewer favorable adjustments and settlements during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

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

The following table presents selling, general and administrative expenses for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$90,775	$79,056	$(11,719)	(13)%	$280,382	$237,393	$(42,989)	(15)%

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and nine months ended September 30, 2016 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	2016 vs 2015	2016 vs 2015
	(in millions)
Due to decrease in people costs (a)	$(9.8)	$(34.5)
Due to decrease in rent and occupancy costs (b)	(0.7)	(2.9)
Due to decrease in outside sales commissions (c)	(0.1)	(1.7)
Due to decrease in bad debt expense (d)	(0.1)	(1.3)
Due to decrease in other selling, general and administrative costs (e)	(1.8)	(3.4)
Due to increase in BRP selling, general and administrative (f)	0.8	0.8
Total change in selling, general and administrative expenses	$(11.7)	$(43.0)
______________

(a)
Decrease in people costs as employee headcount decreased from 2,144 full-time equivalents as of September 30, 2015 to 1,902 full-time equivalents as of September 30, 2016. The decrease was primarily due to reductions in workforce over the past year driven by changes in our business strategy and the transfer of employees in connection with the sale of IT services business on February 1, 2016.

(b)
Decrease in rent and occupancy costs primarily due to cost savings from the closing of several sales offices and other properties over the past year in connection with changes to our business strategy.

(c)	Decrease in outside sales commissions primarily due to lower sales volume.

(d)	Decrease in bad debt expense due to more effective collection efforts and the overall decrease in revenues.

(e)	Decrease in other selling, general and administrative costs such as commissions, outsourced labor, payment processing, travel and insurance due to increased focus on optimizing our cost structure.

(f)	Increase due to the inclusion of selling, general and administrative expenses from our acquisition of BRP beginning in July 2016.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The following table presents depreciation and amortization expense for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$29,905	$28,545	$(1,360)	(5)%	$91,616	$84,470	$(7,146)	(8)%
Amortization expense	16,597	4,024	(12,573)	(76)%	49,873	21,869	(28,004)	(56)%
Depreciation and amortization expense	$46,502	$32,569	$(13,933)	(30)%	$141,489	$106,339	$(35,150)	(25)%

The decreases in depreciation expense during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to a decrease in capital expenditures, the sale of property and equipment related to our IT services business on February 1, 2016 and assets becoming fully amortized over the year. The decreases in amortization expense during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to definite-lived intangible assets becoming fully amortized over the year and the sale of customer relationships and developed technology related to our IT services business on February 1, 2016, partially offset by amortization expense resulting from the definite-lived intangible assets obtained in our acquisition of BRP on July 13, 2016.

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

•	Severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; and

•	Facility-related costs, such as lease termination and asset impairments; and

•	Transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees.

The following table presents restructuring, acquisition and integration-related costs for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$1,526	$2,736	$1,210	79%	$4,501	$6,412	$1,911	42%
Severance, retention and other employee costs	2,986	547	(2,439)	(82)%	6,935	2,105	(4,830)	(70)%
Facility-related costs	974	(630)	(1,604)	(165)%	3,400	428	(2,972)	(87)%
Transaction-related costs	—	191	191	100%	—	191	191	100%
Restructuring, acquisition and integration-related costs	$5,486	$2,844	$(2,642)	(48)%	$14,836	$9,136	$(5,700)	(38)%

The decreases in restructuring, acquisition and integration-related costs during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to decreases in severance, retention and other employee costs due to fewer reductions in workforce in the current year periods as compared to the prior year periods and a decrease in facility-related costs due to fewer sales office and other facility closures. This was partially offset by an increase in integration-related costs related to our network optimization projects.

Gain on sale of businesses

During the nine months ended September 30, 2016, we recorded a pretax gain of $6.3 million on the sale of certain assets related to our IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. During the nine months ended September 30, 2016, we also recorded a pretax gain of $2.8 million on the sale of approximately 12,000 consumer customer relationships to one of our network providers. For more information about these transactions, refer to Note 4 to our Condensed Consolidated Financial Statements.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs and debt discounts and other miscellaneous income and expense items.

The following table presents interest expense and other, net, for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollar	Percent	2015	2016	Dollar	Percent
	(dollars in thousands)
Interest expense and other, net	$11,731	$9,877	$(1,854)	(16)%	$39,780	$31,810	$(7,970)	(20)%

The decreases in interest expense during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to lower outstanding debt resulting from redemptions and repurchases over the past year. As of September 30, 2015 and 2016, we had $513.9 million and $435.9 million, respectively, of gross amount of debt outstanding (excluding capital leases). For more information about our debt transactions, refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 8 to our Condensed Consolidated Financial Statements.

Loss on extinguishment of debt

During the nine months ended September 30, 2015 and 2016, we redeemed and repurchased $126.1 million and $97.4 million, respectively, outstanding principal of our 8.875% Senior Notes due 2019 and recorded $9.7 million and $4.8 million, respectively, for losses on extinguishment of debt. The losses consisted of premiums paid on our repurchases and redemptions, the write-off of unamortized discount on debt and the write-off of unamortized debt issuance costs. For more information about our debt transactions, refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 8 to our Condensed Consolidated Financial Statements.

Income tax provision

The income tax provision of $1.5 million for the nine months ended September 30, 2016 represents an effective rate of 10.8%. The difference between the effective tax rate and the federal statutory rate during the nine months ended September 30, 2016 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the nine months ended September 30, 2016 includes federal Alternative Minimum Tax expense, tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives, and a discrete expense of $0.1 million primarily for accrued interest on uncertain tax positions and state taxes. The income tax provision of $2.8 million for the nine months ended September 30, 2015 represents an effective rate of (10.0)%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision for the nine months ended September 30, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense primarily for the recording of an uncertain tax position of $1.9 million, including applicable interest, related to certain tax positions that we had taken during prior years.

As of September 30, 2016, we had deferred tax assets of approximately $338.6 million, of which $259.3 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $343.1 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2016, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

The following table presents segment results for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)
Enterprise/Mid-Market
Revenues	$110,051	$97,972	$338,809	$300,247
Cost of revenues (excluding depreciation and amortization)	54,574	51,314	167,062	153,384
Gross margin	55,477	46,658	171,747	146,863
Small Business
Revenues	72,876	53,722	$230,577	$173,124
Cost of revenues (excluding depreciation and amortization)	34,059	25,953	106,577	82,892
Gross margin	38,817	27,769	124,000	90,232
Carrier/Transport
Revenues	34,190	35,575	$101,606	$106,768
Cost of revenues (excluding depreciation and amortization)	14,839	16,393	46,124	47,146
Gross margin	19,351	19,182	55,482	59,622
Consumer
Revenues	53,787	47,856	$166,023	$149,605
Cost of revenues (excluding depreciation and amortization)	18,919	15,880	59,138	52,258
Gross margin	34,868	31,976	106,885	97,347
Total Segments
Revenues	270,904	235,125	837,015	729,744
Cost of revenues (excluding depreciation and amortization)	122,391	109,540	378,901	335,680
Gross margin	$148,513	$125,585	$458,114	$394,064

Enterprise/Mid-Market Segment Results

The following table sets forth operating results for our Enterprise/Mid-Market segment for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$110,051	$97,972	$(12,079)	(11)%	$338,809	$300,247	$(38,562)	(11)%
Cost of revenues	54,574	51,314	(3,260)	(6)%	167,062	153,384	(13,678)	(8)%
Gross margin	$55,477	$46,658	$(8,819)	(16)%	$171,747	$146,863	$(24,884)	(14)%

The decreases in Enterprise/Mid-Market revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to the following:

•
Decrease of $7.7 million and $21.1 million in IT services revenues during the three and nine months ended September 30, 2016 compared to the prior year periods, respectively, primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Partially offset by targeted price increases implemented during the nine months ended September 30, 2016 and increased sales of our growth products, including MPLS, hosted voice and managed network services.

•	Partially offset by an increase of $2.3 million during the three and nine months ended September 30, 2016 for the inclusion of revenues from our acquisition of BRP beginning in July 2016.

The decreases in Enterprise/Mid-Market cost of revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives. This was partially offset by an increase due to the inclusion of cost of revenues from our acquisition of BRP beginning in July 2016.

Small Business Segment Results

The following table sets forth operating results for our Small Business segment for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$72,876	$53,722	$(19,154)	(26)%	$230,577	$173,124	$(57,453)	(25)%
Cost of revenues	34,059	25,953	(8,106)	(24)%	106,577	82,892	(23,685)	(22)%
Gross margin	$38,817	$27,769	$(11,048)	(28)%	$124,000	$90,232	$(33,768)	(27)%

The decreases in Small Business revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to the following:

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Decrease of $3.7 million and $10.3 million in IT services revenues during the three and nine months ended September 30, 2016 compared to the prior year periods, respectively, primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•	Partially offset by efforts to protect our revenue base, such as targeted price increases and re-terms of customers coming out of contract.

The decreases in Small Business cost of revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

Carrier/Transport Segment Results

The following table sets forth operating results for our Carrier/Transport segment for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$34,190	$35,575	$1,385	4%	$101,606	$106,768	$5,162	5%
Cost of revenues	14,839	16,393	1,554	10%	46,124	47,146	1,022	2%
Gross margin	$19,351	$19,182	$(169)	(1)%	$55,482	$59,622	$4,140	7%

The increases in Carrier/Transport revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increases was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the nine months ended September 30, 2015 and favorable settlements during the nine months ended September 30, 2016. Partially offsetting these increases was a decrease in legacy products and services.

The increases in Carrier/Transport cost of revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to an increase in usage volume and the increase in transport revenues.

Consumer Segment Results

Consumer Operating Results

The following table sets forth operating results for our Consumer segment for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2016	Dollars	Percent	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues
Access services	$42,392	$36,914	$(5,478)	(13)%	$132,310	$116,170	$(16,140)	(12)%
Value-added services	11,395	10,942	(453)	(4)%	33,713	33,435	(278)	(1)%
Total revenues	53,787	47,856	(5,931)	(11)%	166,023	149,605	(16,418)	(10)%
Cost of revenues	18,919	15,880	(3,039)	(16)%	59,138	52,258	(6,880)	(12)%
Gross margin	$34,868	$31,976	$(2,892)	(8)%	$106,885	$97,347	$(9,538)	(9)%

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

The decreases in Consumer revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to the following:

•
Decrease in average consumer subscribers, which were 0.8 million during the three and nine months ended September 30, 2015 and 0.7 million during the three and nine months ended September 30, 2016. The decrease resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. Also contributing was the sale of approximately 12,000 customer relationships to one of our network providers in July 2016. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates improved from 1.7% and 1.9% during the three and nine months ended September 30, 2015, respectively, to 1.6% and 1.7% during the three and nine months ended September 30, 2016, respectively, which moderated the decline in average consumer subscribers. We also recently launched Hyperlink high speed Internet service that offers service at faster speeds than traditional DSL, which offset some of the decline.

•
Partially offsetting the decrease was an increase in our average revenue per subscriber, which was $23.48 and $23.42 during the three and nine months ended September 30, 2015, respectively, and $23.76 and $23.91 during the three and nine months ended September 30, 2016, respectively. The increases were due to targeted price increases and a change in mix of subscribers.

The decreases in Consumer cost of revenues during the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to the following:

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

Consumer Operating Metrics

The following table sets forth subscriber and operating data for our Consumer segment for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Consumer Subscriber Activity
Subscribers at beginning of period	777,000	689,000	821,000	729,000
Gross organic subscriber additions	15,000	14,000	45,000	41,000
Adjustment (a)	—	—	19,000	6,000
Sale of subscribers (b)	—	(12,000)	—	(12,000)
Churn	(40,000)	(31,000)	(133,000)	(104,000)
Subscribers at end of period (c)	752,000	660,000	752,000	660,000

Consumer Metrics
Average narrowband subscribers (d)	466,000	427,000	470,000	434,000
Average broadband subscribers (d)	298,000	244,000	314,000	261,000
Average consumer subscribers (d)	764,000	671,000	784,000	695,000

ARPU (e)	$23.48	$23.76	$23.42	$23.91
Churn rate (f)	1.7%	1.6%	1.9%	1.7%
 _________

(a) During the nine months ended September 30, 2015, we began reporting approximately 19,000 subscribers in our paying subscriber count as a result of price increases implemented during the period. During the nine months ended September 30, 2016, we began reporting approximately 6,000 subscribers in our paying subscriber count as a result of price increases implemented during the period. These subscribers were previously counted as non-paying subscribers because their monthly fee was below a certain threshold.

(b) During the three and nine months ended September 30, 2016, we sold approximately 12,000 customer relationships to one of our network providers.

(c) Subscriber counts do not include new nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(d) Average subscribers for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the period. Average subscribers for the six month periods is calculated by averaging the ending monthly subscribers or accounts for the seven months preceding and including the end of the period.

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2015 and 2016:

	Nine Months Ended September 30,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$126,089	$98,460	$(27,629)	(22)%
Net cash used in investing activities	(60,413)	(35,496)	(24,917)	(41)%
Net cash used in financing activities	(112,186)	(95,283)	(16,903)	(15)%
Net decrease in cash and cash equivalents	$(46,510)	$(32,319)	$(14,191)	(31)%

Operating activities

The decrease in cash provided by operating activities during the nine months ended September 30, 2016 compared to the prior year period was primarily due to lower revenue, offset by decreases in operating expense, interest payments and restructuring payments during the nine months ended September 30, 2016 compared to the prior year period.

Investing activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2016 compared to the prior year period was primarily due to the following:

•	$26.6 million of cash received from the sale of our IT services business;

•	$3.8 million of cash received from the sale of certain Consumer customer relationships; and

•
a $4.8 million decrease in capital expenditures. Capital expenditures for the nine months ended September 30, 2015 and 2016 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

•	partially offset by $10.4 million net cash used for our acquisition of BRP.

Financing activities

The decrease in net cash used in financing activities during the nine months ended September 30, 2016 compared to the prior year period was primarily due the following:

•
a $26.1 million decrease in repayment of debt primarily on our Senior Notes. During the nine months ended September 30, 2015, we used $131.3 million to repurchase and redeem our Senior Notes and during the nine months ended September 30, 2016, we used $99.4 million to repurchase and redeem our Senior Notes. This was partially offset by a $5.0 million increase in repayments for our revolving credit facility and $0.6 million used for quarterly principal payments on our term loan. For more information about our debt transactions, refer to Note 8 to our Condensed Consolidated Financial Statements.

•
a $4.4 million decrease in dividends paid primarily due to the timing of the funding of our quarterly dividend payment. During the nine months ended September 30, 2015 and 2016, we declared cash dividends of $0.15 per share; however, we funded four quarterly payments during the nine months ended September 30, 2015 compared to three payments during the nine months ended September 30, 2016.

•
partially offset by a $12.2 million decrease in proceeds from debt, net of issuance costs. During the nine months ended September 30, 2015, we received gross proceeds of $70.0 million under our credit facility and during the nine months ended September 30, 2016 we received gross proceeds of $60.0 million under our credit facility.

•	partially offset by a $1.4 million decrease in proceeds received for stock option exercises.

Future Uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, our product and service capabilities, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including $300.0 million aggregate principal amount of our Senior Secured Notes due in June 2020, $76.6 million aggregate principal amount of our Senior Notes due in May 2019, $49.4 million principal amount of our term loan and borrowings under our $125.0 million revolving credit facility. We may also use cash to repay outstanding indebtedness. During the nine months ended September 30, 2016, we redeemed and repurchased $97.4 million outstanding principal of our Senior Notes and made $0.6 million of quarterly principal payments on our term loan. We may repurchase or redeem additional debt.

•
Capital expenditures. We expect to incur capital expenditures of approximately $80.0 million to $90.0 million during 2016. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

•
Investments in our growth products and services. We expect to invest cash in sales and marketing efforts and other resources required to support our strategy related to our growth products and services, including our recently launched SD-WAN product.

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

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2015 and 2016, we generated $126.1 million and $98.5 million in cash from operations, respectively. As of September 30, 2016, we had $59.0 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $125.0 million. Our senior secured revolving credit facility terminates in June 2021, and at that time any amounts outstanding thereunder shall be due and payable in full, except that if our Senior Secured Notes have not been repaid in full by February 29, 2020, the maturity date will be February 29, 2020. As of September 30, 2016, $10.0 million was outstanding under our senior secured revolving credit facility.

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

Debt Covenants

The credit agreement for our senior secured credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 2.5 to 1.0 in order to borrow under the agreement. We were in compliance with all covenants as of September 30, 2016. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2016, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

The following table presents a reconciliation of Adjusted EBITDA, as a performance measure, to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)
Net income (loss)	$(10,523)	$230	$(30,928)	$12,212
Interest expense and other, net	11,731	9,877	39,780	31,810
Income tax provision	2,060	45	2,821	1,479
Depreciation and amortization	46,502	32,569	141,489	106,339
Stock-based compensation expense	3,635	3,995	10,864	12,156
Restructuring, acquisition and integration-related costs	5,486	2,844	14,836	9,136
Gain on sale of businesses	—	(3,401)	—	(9,128)
Loss on extinguishment of debt	2,482	4,365	9,734	4,823
Adjusted EBITDA	$61,373	$50,524	$188,596	$168,827

The following table presents a reconciliation of Unlevered Free Cash Flow, as a performance measure, to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)
Net income (loss)	$(10,523)	$230	$(30,928)	$12,212
Interest expense and other, net	11,731	9,877	39,780	31,810
Income tax provision	2,060	45	2,821	1,479
Depreciation and amortization	46,502	32,569	141,489	106,339
Stock-based compensation expense	3,635	3,995	10,864	12,156
Restructuring, acquisition and integration-related costs	5,486	2,844	14,836	9,136
Gain on sale of businesses	—	(3,401)	—	(9,128)
Loss on extinguishment of debt	2,482	4,365	9,734	4,823
Purchases of property and equipment	(22,011)	(20,356)	(60,413)	(55,564)
Unlevered Free Cash Flow	$39,362	$30,168	$128,183	$113,263

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
	(in thousands)
Net cash provided by operating activities	$73,962	$47,522	$126,089	$98,460
Income tax provision	2,060	45	2,821	1,479
Non-cash income taxes	(151)	(2)	(532)	(524)
Interest expense and other, net	11,731	9,877	39,780	31,810
Amortization of debt discount and debt issuance costs	(849)	(713)	(2,872)	(2,433)
Restructuring, acquisition and integration-related costs	5,486	2,844	14,836	9,136
Changes in operating assets and liabilities	(30,951)	(9,001)	9,045	30,265
Purchases of property and equipment	(22,011)	(20,356)	(60,413)	(55,564)
Other, net	85	(48)	(571)	634
Unlevered Free Cash Flow	$39,362	$30,168	$128,183	$113,263

Net cash used in investing activities	$(22,011)	$(26,288)	$(60,413)	$(35,496)
Net cash used in financing activities	$(51,690)	$(39,090)	$(112,186)	$(95,283)

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

Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include risks and uncertainties relating to: the ability to obtain the requisite Windstream and EarthLink stockholder approvals; the ability to satisfy the conditions to consummation of the transaction, including to obtain governmental and regulatory approvals required for the proposed transaction; the risk that required governmental and regulatory approvals may delay the proposed transaction or result in the imposition of conditions that could cause the parties to abandon the proposed transaction or materially impact the financial benefits of the proposed transaction; timing to consummate the proposed transaction; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the proposed transaction may not be fully realized or may take longer to realize than expected; disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; the diversion of management time on issues related to the proposed transaction; dividend policy changes for the combined company; the future cash requirements of the combined company; general worldwide economic conditions and related uncertainties; and the effect of changes in governmental regulations. These risks and uncertainties, as well as other or new risks and uncertainties that may emerge from time to time impacting the proposed transaction or the combined company, are not intended to represent a complete list of all risks and uncertainties inherent in the proposed transaction or the business of the combined company. There can be no assurance that the proposed transaction will in fact be consummated in the manner described, or at all. You should not place undue reliance on these forward-looking statements, which speak only as of the date or this document. Unless legally required, EarthLink undertakes no obligation, and each expressly disclaims any such obligation, to any forward-looking statements, whether as a result of new information, future events or otherwise.

These risks also include, without limitation (1) that we may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to increase revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (4) that failure to achieve operating efficiencies and otherwise reduce costs would adversely affect our results of operations and cash flows; (5) that we may have to undertake further restructuring plans that would require additional charges; (6) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations; (7) that acquisitions we complete could result in operating difficulties, dilution, increased liabilities, diversion of management attention and other adverse consequences, which could adversely affect our results of operations; (8) that we face significant competition in our business markets, which could adversely affect our results of operations; (9) that failure to retain existing customers could adversely affect our results of operations and cash flows; (10) that decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that the continued decline in switched access and reciprocal compensation revenue will adversely affect our results of operations; (13) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (14) that if our larger carrier customers terminate the service they receive from us, our wholesale revenue and results of operations could be adversely affected; (15) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (16) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (17) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (18) that our consumer business is dependent on the availability of third-party network service providers; (19) that we face significant competition in the Internet access industry that could reduce our profitability; (20) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (21) that lack of regulation governing wholesale Internet service providers could adversely affect our operations; (22) that cyber security breaches could harm our business; (23) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (24) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (25) that our business depends on effective business support systems and processes; (26) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that we may not be able to protect our intellectual property; (29) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (30) that unfavorable general economic conditions could harm our business; (31) that government regulations could adversely affect our business or force us to change our business practices; (32) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (33) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (34) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (36) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (37) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (38) that we may reduce, or cease payment of, quarterly cash dividends; (39) that our stock price may be volatile; (40) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (41) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EARTHLINK HOLDINGS CORP.

Date:	November 7, 2016	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	November 7, 2016	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	November 7, 2016	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)