Form 10-K
period 2016-12-31
EarthLink Holdings Corp.
filed 2017-02-24
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2016 was $667.2 million. As of January 31, 2017, 105,594,768 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Annual Report on Form 10-K
For the Year Ended December 31, 2016

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

Our corporate offices are located at 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770. Our website address is www.earthlink.com.

History

We were incorporated in 2013 as a Delaware corporation through the creation of a holding company structure. We began operations in 1994 as a provider of nationwide Internet access and related value-added services to residential customers. In 1996, we first expanded into the small to mid-sized business market by introducing business-class Internet access and web hosting services to businesses nationwide. In 2006, we expanded into the enterprise business market by acquiring a provider of managed IP-based network solutions to businesses nationwide. As the market for consumer Internet access began to mature, we began to seek additional growth opportunities. During 2010 through 2013, we acquired eight companies which transformed our business from being primarily an Internet services provider to residential customers into a network, communications and IT services provider for business customers. During that time we were focused on integrating our acquired businesses and managing a broad portfolio of products and services. During 2014 and 2015, we established a more focused strategy for our company and stabilized and simplified our business in order to position our company for growth and transform into a leading managed network, security and cloud services provider. In 2016, we sold certain assets associated with our IT services product offerings in connection with our strategy to simplify our operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. Also in 2016, as part of our strategy to invest in new capabilities and services to drive growth, we acquired a privately-held management consulting firm focused on the retail industry that will enable us to provide additional professional services to our retailer customers.

In November 2016, we entered into a definitive merger agreement with Windstream Holdings, Inc. (“Windstream”) under which EarthLink and Windstream will merge in an all-stock transaction valued at approximately $1.1 billion. Under the terms of the merger agreement, EarthLink’s stockholders will receive 0.818 shares of Windstream common stock for each EarthLink share owned. Upon closing of the transaction, we expect Windstream stockholders will own approximately 51% and EarthLink stockholders will own approximately 49% of the combined company. The transaction was approved by the EarthLink and Windstream stockholders on February 24, 2017. The transaction remains subject to customary closing conditions and is expected to close in the first quarter of 2017.

Business Strategy

Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a significant market opportunity for managed network, security and cloud services due to the changing technological and business landscape, which is experiencing increased demand for data, evolving security threats, a shift towards more software based solutions, increased use of outsourcing and tightening budgets. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Operate each of our business units with focused, value-optimizing strategies. Our organization is aligned around four distinct business units, which are Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. We believe this concentrates resources and investments into areas that will drive growth and deliver improved performance, enable each business to compete more successfully in the market and provide strategic optionality. We are focused on operating each business unit with value-optimizing strategies, which are managing the decline in our Small Business and Consumer business units and investing the cash flow to grow our Enterprise/Mid-Market and Carrier/Transport business units.

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

•
Invest in growth business products, marketing and sales. Our growth business products are MultiProtocol Label Switching ("MPLS"), hosted voice and other UCaaS products, software-defined wide area network ("SD-WAN"), hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for other communications carriers and enterprises. We are focused on investing in product and service capabilities and sales and marketing initiatives to support these growth products.

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

Reportable Segments

We operate four reportable segments: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. Our reportable segments are strategic business units aligned around distinct customer categories. We are organized around these business units to optimize operations. We believe this structure allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. For more information concerning our reportable segments, see Note 18 to our Consolidated Financial Statements.

Below is a summary of our reportable segments and the revenues generated in 2016 for each (in thousands):

Segment	Description	2016 Revenues	Percent
Enterprise/Mid-Market	Our Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.	$397,676	41%

Small Business	Our Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.	223,776	23%

Carrier/Transport	Our Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.	141,709	15%

Consumer	Our Consumer segment provides nationwide Internet access and related value-added services to residential customers.	196,713	21%

Products and Services

Enterprise/Mid-Market

Network Services. We offer a broad range of managed network services to business customers, including MPLS, which provides customers a private and secure nationwide IP-based network to transfer voice, video and data between locations; IPsec VPN (Internet Protocol Security for Virtual Private Networks), which is a PCI-certified, managed WAN solution that uses the public Internet, along with data encryption and professional expertise, to securely connect customers' locations across networks; and Secure Wi-Fi and Analytics, which provides customers private and public wireless networks at their locations and gathers business intelligence on customer activity. In September 2016, we launched SD-WAN (Software Defined WAN), a cloud-delivered network service designed to optimize performance and reliability. We also offer Hybrid WAN solutions to lay the foundation for the addition of SD-WAN technology in the future as customer needs and applications evolve.

Voice Services. We offer a broad range of voice services to business customers, including Hosted Voice and Hosted Contact Center, which provides customers a managed network solution which enables them to improve their end customers experience and eliminates their cost of purchasing and maintaining an on-premises phone system; unified communications, which is a fully integrated cloud-based mobile office solution; SIP Trunking, which provides an IP-based solution for customers that own and operate switching equipment on their own premises; integrated voice and data solutions using IP-based connectivity over TI, cable or Ethernet; and local, long-distance and related features over traditional copper lines.

Security Services. We offer a broad range of managed security services and solutions that can mitigate risks and support the security and compliance requirements of our customers. Our services include Threat Monitoring and Defense, Security Diagnostics, Managed Firewalls, PCI Compliance and PCI Lifecycle Management.

Cloud Services. We offer a broad range of managed cloud services and solutions to help our business customers build the optimum cloud infrastructure for their specific requirements. Our services include Cloud Connectivity and Cloud Vendor Selection.

Professional Services. We offer professional services to help customers design a right-sized WAN and implement the most cost effective, secure solutions for their business. Our services include evaluating network, security and compliance needs; cloud vendor selection; PCI lifecycle management and retail business and IT consulting. We also offer custom site surveys and quick location turn-up services.

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

Carrier/Transport

Wholesale Services. We provide a broad suite of facilities-based voice and data services to other communications carriers, to larger-scale providers of network capacity and to other businesses. We offer wholesale local access services that include local loop access, integrated T1, Ethernet and MPLS service with a full range of access solutions including T1, Ethernet, cable and DSL. Our customers include cloud service providers, inter-exchange carriers, wireless carriers, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), ISPs, VoIP providers, resellers, content and social media providers and cable companies.

Transport Services. We offer network transport services to communication service providers, carriers and content and media and application providers. Services include Lit Wave Transport, Private Line, Dark Fiber and Managed Transport that allow our customers to transport the traffic of their end-user or wholesale customers across our unique local and intercity backbone network including bandwidth speeds ranging from 1.5Mbps to 100Gbps.

Consumer Services

Internet Access Services. We offer dial-up and high-speed Internet access with a variety of content and features. We provide high-speed access services over cable and DSL at various speeds. During 2016, we launched Hyperlink high speed Internet service that offers service at faster speeds than traditional DSL. Availability for our Internet access services depends on the service provider.

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

Over the past two years, we launched new products and services aimed at our highest growth market, which is medium-to-large size businesses with needs to connect stores, branches and remote users/locations. Of significant note, we were one of the first to market with an integrated SD-WAN offering that is differentiated by our concierge services. Our sales and marketing efforts are focused on engaging with our target decision makers, both online and in-person, with insights on the issues they face. Recognizing the longer sales cycles and the need for relationship building through local presence, we go to market through a mix of inside and regional direct sales channels, a national sales channel and independent and third-party partners and agents. We invest in content creation and an automated lead nurture strategy to drive a pipeline of potential customers. We also invest in additional demand generation through a mix of proprietary and industry conferences and trade shows, search engine marketing and optimization, and account based marketing and communication. Sales enablement investments are aimed at onboarding and training our channel partners and at simplifying and automating core sales processes. Media outlets and industry analyst relationships also play a key role in bringing product and company positioning to market.

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

Enterprise/Mid-Market. Our Enterprise/Mid-Market segment provides managed network, security and cloud services to distributed multi-site business customers as well as traditional voice and data services. The market for managed network, security and cloud services is expanding rapidly and the number of companies providing these services has increased in recent years. Our primary competitors are ILECs, such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Global Capacity, Level 3 Communications Inc., Windstream and XO Communications; cable service providers, such as Charter Communications, Inc., Comcast Corporation and Cox Communications, Inc., which also compete and have penetrated the market for larger business customers; wireless service providers; and asset-light network companies. We also compete with various other service providers for our managed network, security and cloud services, including managed hosting and cloud providers, managed security companies, technology companies, hardware manufacturers and systems integrators. To compete effectively in our Enterprise/Mid-Market segment, we are focused on selling our growth products and services, investing in new products and service capabilities to create value for our customers and improving the customer experience.

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

Consumer Markets

The Internet access industry is highly competitive, and we expect competition to continue to intensify. Our primary competitors are national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Comcast and Cox Communications; local and regional ISPs; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as AOL, Google, Microsoft Network and Yahoo!; and satellite and fixed wireless service providers. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking companies, and various other companies that facilitate Internet advertising. The wireless business has expanded significantly and has caused many subscribers with traditional Internet access services to terminate those services and to rely exclusively on wireless services, and devices such as smartphones, tablets and wireless data cards and mobile wireless routers that connect to such devices, also compete with our Internet access services.

We believe the primary competitive factors in the Internet access industry are price, speed, features and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Many of our competitors have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Charter Communications.

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

Voice Switch Facilities - Our array of switch facilities send voice and data traffic domestically and internationally through balanced and cost-effective routing. Services are also offered over a VoIP platform providing an innovative portfolio of hosted and managed business-class communications solutions such as nationwide hosted PBX and SIP trunking services. Our VoIP platform capabilities are also integrated into customer portals, offering our clients easy access to a ubiquitous, cross-platform, unified messaging, call control and self-service interface enabling them to access directly and upgrade their entire communications experience.

Network Management/Monitoring - Our network infrastructure is supported by two geographically diverse Network Operations Centers ("NOCs") in Atlanta, Georgia and Anniston, Alabama as well as a technical support team located remotely throughout the Northeast part of the country. These two centers operate 24 by 7 by 365, providing proactive network surveillance, incident management, and planned maintenance activities for all Transport, Data, and Switching infrastructure. The two centers use a consolidated suite of network surveillance tools that allows shared distribution of alarms and alerts. The geographic diversity of the NOCs enables a robust disaster recovery/business continuity plan. In the event one NOC is unable to operate; functions are designed to transfer over to the other fully redundant center.

Consumer Markets

We provide consumer services primarily through third-party network service providers. Our principal provider for narrowband services is GlobalPOPs. We also have agreements with various other providers, including certain regional and local dial-up providers. We provide residential broadband services via DSL and cable service agreements. We provide cable broadband services through agreements with Charter Communications that allow us to provide broadband services over its cable network in certain of its markets. We provide DSL broadband services through agreements with AT&T, Fairpoint, Frontier, Global Capacity and Verizon.

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

The regulatory environment relating to our business continues to evolve. Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (“Communications Act”), are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. In late 2013, the House Commerce Committee announced what is expected to be a multi-year process to revise the Communications Act and given changes in technology and the Internet, we expect there will be Congressional efforts to outline possible changes to the Communications Act. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of incumbent carrier networks under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

Federal Regulation

Our operating subsidiaries that provide telecommunications services subject to FCC authorizations are classified as non-dominant telecommunications carriers by the FCC and, as a result, the prices, terms and conditions of our interstate and international telecommunications services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for telecommunications services be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international communications services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. Windstream and we filed applications seeking FCC approval, and subsequently received such approval, to transfer control of various licenses and authorizations held by our wholly-owned subsidiaries to Windstream in connection with the pending merger. We have the operating authority required by the FCC to conduct our interstate and international telecommunications business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. We currently do not hold any radio licenses. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

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

FCC rules define the scope of the facilities that incumbent carriers must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops in all areas, until they choose to retire them, which FCC rules permit them to do 180 days after providing notice of retirement. Certain incumbents accelerated their retirement of copper loops in 2016 and we expect that trend to continue. Incumbents must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and collocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent carriers are not required to offer DS1 and DS3 transmission facilities and interoffice fiber optic facilities as UNEs in relatively large wire centers or wire centers deemed to already be “competitive” based on FCC standards. Incumbent carriers are also not required to offer optical speed transmission facilities or packet-switched facilities as UNEs. Further, incumbent companies are not required to provide local switching as a UNE, which means that we cannot rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates. In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at prices significantly higher than TELRIC.

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

An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications, Verizon and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in a state on a reasonable commercial basis. Many of our interconnection agreements provide either that a party is entitled to demand renegotiation of the entire agreement or particular provisions thereof based on intervening changes in law resulting from ongoing legal and regulatory activity, or as a result of an immediately effective change in law, in which case the agreement will be resolved pursuant to a dispute resolution process if the parties do not agree upon the impact of a change in law. The initial terms of many of our interconnection agreements have expired; however, each of our expired agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. New agreements could result in less favorable rates, terms and conditions than our prior agreements.

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

Internet Protocol-Enabled Services. We resell broadband Internet access offered by cable companies and wireline LECs pursuant to wholesale agreements with those providers. In an order released in March 2015, the FCC classified retail broadband Internet access services as telecommunications services subject to regulation under Title II of the Communications Act. In June 2016, the U.S. Court of Appeals for the District of Columbia affirmed the FCC ruling. The classification of retail broadband Internet access services as telecommunications services means that providers of these services are subject to the general requirement that their charges, practices and classifications for telecommunications services be “just and reasonable,” and that they refrain from engaging in any “unjust or unreasonable discrimination” with respect to their charges, practices or classifications. The FCC has not determined what, if any, regulations will apply to wholesale broadband Internet access services. We cannot predict the extent to which the FCC will address this issue in the future and, if it does, whether it will adopt requirements that are favorable or unfavorable to us. In the absence of favorable regulation applicable to wholesale broadband Internet access services, we may not be able to obtain those services on prices that enable us to compete effectively for retail customers. It is also possible that Congress will adopt legislation reversing the classification of retail broadband Internet access services or that a future FCC will reverse that decision. Any of these outcomes would reduce the likelihood that favorable regulations governing wholesale broadband Internet access services will be adopted in the future.

The current regulatory environment for voice over Internet Protocol (“VoIP”) services remains unclear, as the FCC has not decided whether VoIP is an “information service” or “telecommunications service.” The FCC has, however, issued a series of rulings addressing aspects of the regulatory treatment of interconnected VoIP service, so that VoIP services that interconnect with the public switched telephone network (“PSTN”) are now subject to a number of regulatory requirements, including rules relating to Universal Service Fund (“USF”) contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911, outage reporting, access for individuals with disabilities, and others. The FCC also ruled that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage's VoIP application and others like it, are interstate services. Reviewing courts have affirmed these FCC decisions. Broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

Intercarrier Compensation and Interconnection. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates historically have made up a significant portion of the cost of providing long distance service. In November 2011, however, the FCC adopted intercarrier compensation rules under which access rates for all traffic, including VoIP traffic that interconnects with the PSTN, are being reduced, and a uniform bill-and-keep framework for both intrastate and interstate terminating access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules are being phased in over a multi-year transition. Since July 2013, all local carriers' intrastate tariffed terminating access charges must be no higher than their interstate access charges. Under existing FCC rules, competitive carriers' interstate access charges may not be greater than those of the incumbent carriers with which they compete, so the net effect of these rules is to limit competitive carriers' intrastate access charges to the incumbent carrier's level. From now through 2018, further reductions in both intrastate and interstate terminating access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep (that is, a rate level of zero) for all transport and termination charges. These new rules significantly alter the manner in which all carriers, including us, are compensated and pay for the origination and termination of telecommunications traffic. We expect these rules to result in a loss of revenues and potentially to increase our volume of carrier disputes. Several states, industry groups, and other telecommunications carriers filed petitions for review of the FCC order, which were consolidated in the United States Court of Appeals for the Tenth Circuit. The Tenth Circuit denied these petitions, affirming the FCC order.

The FCC also issued a Further Notice of Proposed Rulemaking (“FNPRM”) in November 2011 which asks for further input on many issues relating to interconnection and traffic exchange, including how to reduce originating access/remaining transport charges to bill-and-keep. The FCC may take action to reduce originating access/remaining transport charges, and other database query charges, to bill-and-keep either through rulemaking or in response to forbearance requests. The FNPRM also asks whether incumbent carriers have an obligation under the 1996 Act to provide competitors like us with IP-to-IP interconnection for the exchange of voice traffic at any technically feasible point in their networks on non-discriminatory, cost-based terms. While the

FCC rulemaking order states an “expectation that parties will negotiate in good faith” toward IP to IP interconnection agreements, the FNPRM asks questions about the legal framework that should govern these interconnection arrangements, which creates some potential uncertainty regarding whether these arrangements will be economic.

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

As a result of the mergers of BellSouth/SBC/AT&T and of MCI/XO/Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services, but these regulatory pricing constraints have now expired. AT&T and Verizon are therefore free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are delivered over special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could substantially increase our cost of services.

In 2012, the FCC suspended consideration of new petitions for metropolitan area pricing flexibility by incumbent carriers, but this decision does not affect previously-approved pricing flexibility. During 2015 and 2016, the FCC reviewed the special access market and ordered AT&T, CenturyLink, Frontier and Verizon to end certain tariff practices, but did not adopt new special access pricing rules. The FCC’s April 2016 Tariff Investigation Order required some incumbent LECs to remove from their tariffs language requiring a customer prospectively to aggregate all its purchases under a single pricing plan. The Tariff Investigation Order also required incumbents to reduce early termination and shortfall fees to be no higher than expectation damages, which is an amount no greater than the amount the purchaser would have paid had it met its minimum commitment level for the service. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access services offered by the incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access and as a vendor of access to other carriers or end-user customers.

Certain ILECs have expressed an intention to begin discontinuing DS1 and DS3 special access services or at least certain term plans that provide us with discounts on these services. Under the FCC’s current rules, this could eliminate our ability to serve certain customers or increase the cost of doing so. However, in August 2015, the FCC adopted a requirement to receive authority to discontinue, reduce, or impair a legacy service that is used as a wholesale input by competitive providers, an ILEC must commit to providing competitive carriers “reasonably comparable” wholesale access on “reasonably comparable” rates, terms, and conditions. This requirement expires upon the resolution the FCC’s pending review of the special access market. We cannot predict how the FCC will interpret the “reasonably comparable” standard or how application of that standard will affect our ability to obtain sufficient wholesale inputs from the incumbent LECs in the future.

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

In November 2011 and March 2016, the FCC adopted extensive revisions to its high-cost support USF program, which largely subsidizes the provision of local telephone service by incumbent carriers in rural areas. Under the new program, it should be difficult for incumbent carriers to receive subsidies for services provided in competition with unsubsidized providers like us, although we cannot be certain that this will occur. It is also possible, under certain conditions, for competitive providers like us to seek subsidies for constructing and operating broadband Internet access facilities in rural areas. However, we cannot predict whether provision of broadband Internet access services in such rural areas will be economically practicable, even with potential subsidies.

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC's rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information (“CPNI”). CPNI includes personally identifiable information, content of communications, and information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service, including Broadband Internet Access, or an interconnected VoIP service. CPNI rules include restrictions on telecommunications carriers, providers of Broadband Internet Access Service and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

Additional measures to protect CPNI and consumer privacy are proposed from time to time, and Congress currently is considering such additional measures. These developments appear to be part of a broader trend to protect consumer information as it continues increasingly to be transmitted in electronic formats. We cannot predict whether additional requirements governing CPNI or other consumer data will be enacted, or whether such additional requirements will affect our ability to market or provide our services to current and future customers.

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

Since 2007, the FCC has denied a series of petitions by CenturyLink and Verizon seeking similar forbearance from unbundling requirements in particular metropolitan areas. However, the FCC has granted a series of petitions forbearing from dominant carrier regulation for most incumbent LECs’ enterprise broadband services, such as Ethernet. In a June 2010 order denying a CenturyLink petition for forbearance from unbundling requirements in Phoenix, the FCC set forth specific thresholds and analytical frameworks that must be met for grant of such petitions. That FCC decision was affirmed by a court of appeals. In late December 2015, the FCC granted forbearance from a range of incumbent LEC regulatory obligations, including the requirement to offer competitors access to newly deployed entrance conduit in greenfield (new development) areas at regulated rates. If the FCC grants similar forbearance petitions filed by incumbent carriers in the future affecting markets in which we operate, our costs could increase and, thus, our ability to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

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

State PUCs have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services. PUCs arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when requested by one of the parties. Under the Communications Act, the decisions of state PUCs with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the extent to which the commissions will adopt policies that promote local telephone service competition.

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

Many states require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. These requirements can delay and increase the cost we incur to complete various financing transactions, including future stock or debt offerings, the sale of part or all of our regulated business or the acquisition of assets and other entities to be used in our regulated business. Windstream and we filed applications seeking certain state approvals, and subsequently received such approvals, necessary to transfer control of various licenses and authorizations held by our wholly-owned subsidiaries to Windstream in connection with the pending merger.

Local Government Authorizations and Related Rights-of-Way

We are subject to numerous local regulations such as building codes, municipal franchise requirements and licensing. Such regulations vary on a city-by-city and county-by-county basis and can affect our provision of both network services and carrier services. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees are at risk of increasing. In many markets, incumbent carriers do not pay these franchise fees or pay fees that are substantially lower than those required to be paid by us, although the Communications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that our competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network, could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms.

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

Employees

As of December 31, 2016, we had 1,890 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

We also make available free of charge on or through our web site (www.earthlink.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as well as Section 16 reports filed on Forms 3, 4 and 5, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our web site is not meant to be incorporated by reference into this Annual Report on Form 10-K.

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
Risks Related to our Pending Merger with Windstream

We will be subject to business uncertainties and contractual restrictions while the proposed Windstream merger is pending that could adversely affect our business.

Uncertainty about the effect of the proposed merger on our employees and customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the proposed merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us. Employee retention may be particularly challenging during the pendency of the proposed mergers, as employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business could be seriously harmed.

Our stockholders will have reduced ownership and voting interests after the Windstream merger and will exercise less influence over management of Windstream than they currently exercise over management of EarthLink.

After the effective time of the mergers, our stockholders will own in the aggregate a smaller percentage of Windstream than they currently own of EarthLink. Following completion of the mergers, our stockholders are expected to own approximately 49% of the outstanding shares of Windstream common stock. Consequently, our stockholders as a group will have less influence over the management and policies of Windstream than they currently exercise over the management and policies of EarthLink.

Our stockholders will have different rights with respect to their holdings following the Windstream merger.

Upon completion of the merger, our stockholders will become stockholders of Windstream. There are differences between the rights of EarthLink stockholders under the EarthLink governing documents and the rights of Windstream stockholders under the Windstream governing documents. A description of these differences is described in "Comparison of Rights of Common Stockholders of Windstream and Common Stockholders of EarthLink" in our definitive proxy statement filed on January 24, 2017.

Risks Related to Our Strategy

We may not be able to execute our strategy to successfully operate as a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows.

Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We have taken several steps over the past several years to execute this transformation, including aligning our organization and operating model around four customer categories and decreasing investments in our traditional voice and data products for small business customers to focus on managed network, security and cloud services to larger multi-location businesses. There can be no assurance that our strategy will be successful. The market for managed network, security and cloud services is still relatively new and continues to evolve. If we do not have sufficient customer demand to support our new services, our financial results may be harmed. Our success depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to hire and train effective personnel, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services. If the market for these services fails to grow or grows more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our business would suffer. Any of the foregoing could adversely affect our results of operations and cash flows.

We may not be able to increase revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows.

Revenues from our traditional products and services, which include traditional voice and data services for business customers and Internet access services for residential customers, have been declining due to competitive, technological and regulatory developments and we expect these revenues to continue to decline. In addition, we narrowed our product portfolio to provide a more focused suite of services and discontinued sales of certain non-strategic products, including the sale of certain assets associated with our IT services product offerings in February 2016, which increased our revenue decline. To offset our revenue declines, we are focused on continuing to develop our growth products and services; increasing revenues from these products and services; improving the efficiency of our internal processes for offering and delivering our growth products and services; and staying ahead of technology advances such that we are offering competitive and technology relevant products and services. Our growth products and services include MPLS, hosted voice and other UCaaS products, software-defined wide area network ("SD-WAN"), hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for wholesale businesses. We may not be successful in our efforts to increase revenues generated from our growth products and services to offset the revenue declines in our traditional products and services. In addition, the sales cycle for our growth products is longer than the sales cycle for our traditional voice and data products, especially as we compete for larger and more complex customers and we have experienced process and system delays related to customer installations. If we are unable to increase sales of our growth products and services to counteract these declining revenues, if we are unable to manage churn, if revenue growth takes longer than expected, if we do not improve the efficiency of our processes or if we do not offer competitive products and services, it could adversely affect our results of operations and cash flows.

If we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer.

We operate in an industry characterized by changing technology, changes in customer needs and frequent new service and product introductions. Our strategy to operate as a leading managed network, security and cloud services provider increases our exposure to the impact of changes in technology, such as the adoption of cloud computing and Software-as-a-Service, and changes in customer demands, such as the increased demand for data and the increased use of outsourcing. Further changes in technology, such as SD-WAN and other emerging technologies, could also impact our competitiveness in market for managed network services. In addition, changing technology and consumer behavior (such as wireless displacement of wireline use and increasing use of VoIP) impacts demand for our traditional voice and data products. Our success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we may not be able to compete effectively. In addition, new technologies may be protected by patents or other intellectual property laws, and, therefore, may be available only to our competitors. Any of these items could adversely affect our business, results of operations and cash flows.

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

During 2016, we incurred restructuring charges as a result of changes to our business strategy and operating structure. We plan to continue to evaluate our business, which may result in additional restructuring activities. We may choose to consolidate or close certain facilities, implement workforce reductions or outsource certain functions. Decisions to engage in future restructuring activities could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, workforce reductions, impairment of assets and the elimination of revenues along with associated costs, any of which could adversely affect our results of operations and cash flows and may fail to yield the expected benefits.

We may be unable to successfully divest non-strategic products, which could adversely affect our results of operations.

From time to time we consider the divestiture of non-strategic products, assets and customers based on management's assessment of their strategic value to our business, including the sale of certain assets related to our IT services product offerings in 2016. Divesting certain of our products or assets would be complex operationally due to their interrelationships with assets and products we would desire to retain. Any divestiture also would need to be transacted in accordance with the terms of our debt agreements. Additionally, decisions to divest certain business operations could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, workforce reductions, impairment of assets and the elimination of revenues along with associated costs, any of which could adversely affect our results of operations and cash flows and may fail to yield the expected benefits.

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

The market for our business customers is highly competitive, and we expect this competition to continue to intensify. Our business markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. Our primary competitors are incumbent local exchange carriers (“ILECs”), such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; competitive local exchange carriers (“CLECs”), such as Global Capacity, Level 3 Communications Inc., Windstream Holdings, Inc. and XO Communications; cable service providers, such as Charter Communications, Inc., Comcast Corporation and Cox Communications, Inc.; wireless service providers; and asset-light network companies. We also compete with various other service providers for our managed network, security and cloud services, including managed hosting and cloud providers, managed security companies, technology companies, hardware manufactures and system integrators. For more information regarding competition, refer to Item 1 of this Annual Report on Form 10-K.

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

We rely in significant part on purchasing wholesale services, including special access services, interconnection to exchange traffic with incumbent and other carriers, and leasing network facilities from AT&T, CenturyLink, Verizon and other incumbent carriers. Over the past several years, the Federal Communications Commission (“FCC”) has reduced or eliminated a number of regulations governing the incumbent carriers' offerings, which has had the effect of reducing these carriers' competition-related obligations. These FCC actions include removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, the grant of broad pricing flexibility to incumbents for their special access services in many areas, the nationwide deregulation of certain services including optical carrier transmission and packet-switched services and a 180-day prior notice requirement for incumbent LEC retirement of copper loops. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, and if the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our results of operations and cash flows.

The incumbent carriers regularly attempt to further reduce their competition-related obligations to non-incumbent carriers like us. In November 2012, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate… the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. The FCC has also established a task force to coordinate its efforts on IP interconnection. Likewise, certain states have taken steps to address IP interconnection. In addition, certain incumbent LECs are increasingly filing more notices of copper retirements and some incumbent LECs have expressed an intention to begin discontinuing DS1 and DS3 special access services or at least certain term plans that provide us with discounts on these services. In August 2015, the FCC adopted a requirement that for an ILEC to receive authority to discontinue, reduce, or impair a legacy service that is used as a wholesale input by competitive providers, the ILEC must commit to providing competitive carriers “reasonably comparable” wholesale access on “reasonably comparable” rates, terms, and conditions. This requirement applies to special access service but not copper retirement and expires upon the resolution of the FCC’s pending review of the special access market. We cannot predict how the FCC will interpret the “reasonably comparable” standard or how application of that standard will affect our ability to obtain sufficient wholesale inputs from in the incumbent LECs in the future

If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures reducing the local competition-related obligations of the incumbents or allowing those carriers to increase the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows. In addition, the FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. If the FCC adopts rules that do not protect our ability to purchase these services at reasonable prices on non-discriminatory terms as compared to our competitors, our business could be adversely affected.

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

We are experiencing declines in revenues for switched access and reciprocal compensation as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. In late 2011, the FCC adopted policy changes that over time are reducing carriers' terminating access rates. We have modified our applicable state and federal access tariffs and billing to implement the FCC's required reduction in intrastate and interstate access charges. These rules have resulted in a loss of revenues and an increase in our volume of carrier disputes, and we expect this to continue. We are required to reduce our terminating switched access charges and reciprocal compensation charges further in 2017 and 2018 to reach bill-and-keep. Moreover, the FCC has pending an open proceeding that asks whether originating switched access charges should also be reduced. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

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

A significant number of our new consumer subscribers are generated through our agreement with Charter Communications (formerly Time Warner Cable). This agreement is not exclusive and expires in October 2017. There are no assurances we will be able to renew these agreements or our other commercial and alliance arrangements as they expire or otherwise terminate, or that we will receive the same benefits as we do today if the agreements are extended. In addition, the pending merger with Windstream may further impact our ability to operate under these agreements. There is no commitment for Charter Communications or our other partners to provide us with new customers and these partners may market their own services rather than ours. Any of the above could adversely affect our results of operations and cash flows.

Our consumer business is dependent on the availability of third-party network service providers.

Our consumer business depends on the availability, capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services we require, and the majority of our network services are currently purchased from a limited number of network service providers. Many network service providers have merged and may continue to merge, which would reduce the number of suppliers from which we could purchase network services. Our largest providers of broadband connectivity are AT&T, Comcast Corporation, Fairpoint, Frontier, Global Capacity, Charter Communications and Verizon. Our principal provider for narrowband services is GlobalPOPs. We also have agreements with various other providers, including certain regional and local dial-up providers.

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

The Internet access industry is extremely competitive, and we expect competition to continue to intensify. Our primary competitors are national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Comcast and Cox Communications; local and regional ISPs; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as AOL, Google, Microsoft Network and Yahoo!; and satellite and fixed wireless service providers. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. The wireless business has expanded significantly and has caused many subscribers with traditional Internet access services to terminate those services and to rely exclusively on wireless services, and devices such as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, also compete with our Internet access services.

We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Many of our competitors have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Charter Communications.

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

During the years ended December 31, 2014, 2015 and 2016, our average consumer access subscribers were 0.9 million, 0.8 million to 0.7 million. Our consumer access subscriber base and revenues have been declining due to continued maturation of the market for Internet access, competitive pressures in the industry and limited sales and marketing efforts. We expect our consumer access subscriber base and revenues to continue to decline. We have implemented, and may continue to implement, targeted price increases, which could also negatively impact our churn rates. We are focused on retaining customers and managing our customers for cash. Although we have reduced costs and launched additional services in order to manage the profitability of our consumer services, we will not be able to reduce costs proportional to our revenue declines over time. If we do not maintain our relationships with current customers or acquire new customers, our results of operations and cash flows will be adversely affected.

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

We are also subject to the risks associated with the resolution of various third-party disputes, lawsuits, arbitrations and proceedings affecting our business services. The deregulation of the telecommunications industry, the implementation of the Communications Act and the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol have resulted in the involvement of numerous industry participants in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to our financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, E911 services, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to us, the prices we will pay for those services and facilities and the regulatory treatment of new technologies and services.

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

Our business depends on our ability to hire and retain key executive officers, senior management, sales, IT and other key personnel, many of whom have significant experience in our industry and whose expertise is required to successfully transition our business into a leading managed network, security and cloud services provider. There is substantial and continuous competition for highly skilled personnel. The pending Windstream merger, workforce reductions, changes in our business strategy and acquisitions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to uncertainty or a desire not to remain with us following a workforce reduction, change in business strategy or acquisition. Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to execute our business strategy or otherwise have a material adverse effect on us.

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

Our services are subject to varying degrees of federal, state and local regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business. Changes in regulations or in governing legislation, such as the Communications Act, could have a significant effect on our business, particularly if the change impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of networks of the ILECs under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

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

We may be required to recognize impairment charges on our goodwill, which would adversely affect our results of operations and financial position.

As of December 31, 2016, we had approximately $142.4 million of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn and slower growth rates in our industry. Deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. In addition, during the year ended December 31, 2015 we disaggregated our legacy Business Services reporting unit into three separate reporting units, which could increase the risk of future goodwill impairment because of the increased level of detail in the analysis. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes to our business strategy, changes in economic conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future.

As of December 31, 2016, we had approximately $695.2 million of gross tax net operating losses for federal income tax purposes and approximately $31.4 million of net tax net operating losses for state income tax purposes, which includes federal and state net operating losses acquired in connection with our acquisitions. The tax net operating losses for federal income tax purposes begin to expire in 2020 and the tax net operating losses for state income tax purposes began to expire in 2015.

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

An “ownership change” that occurs during a “testing period” (as such terms are defined in Section 382 of the Internal Revenue Code of 1986, as amended) could place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income we may generate. In general, future stock transactions and the timing of such transactions could cause an “ownership change” for income tax purposes. Such transactions may include our purchases under our share repurchase program, additional issuances of common stock by us and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control. Calculations of an “ownership change” under Section 382 are complex and to some extent are dependent on information that is not publicly available. The risk of an “ownership change” occurring could increase if additional shares are repurchased, if additional persons acquire five percent or more of our outstanding common stock in the near future and/or current five percent stockholders increase their interest. Due to this risk, we monitor our purchases of additional shares of our common stock. An “ownership change” also could result from a change in control of our company, with subsequent annual limitations on the use of our net operating losses. Determining whether an "ownership change" has occurred and the resulting limitations is technical and highly complex. For these and other reasons, we cannot assure if Windstream will be able to utilize our net operating losses, or in what amounts, following the closing of the pending merger.

Risks Related to Our Liquidity and Financial Resources

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry.

As of December 31, 2016, we had $435.3 million gross amount of debt outstanding, which consisted of $300.0 million outstanding principal amount of 7.375% senior secured notes due 2020 (the “Senior Secured Notes”), $76.6 million outstanding principal amount of 8.875% senior notes due 2019 (the “Senior Notes”), $48.7 million outstanding under our term loan and $10.0 million outstanding under our senior secured revolving credit facility. We may incur significant additional indebtedness in the future. Our substantial indebtedness will require us to use a substantial portion of our cash flows from operations to make debt service payments and may:

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

Our ability to make payments on our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs. Although we reduced our gross amount of outstanding debt by $91.1 million and $73.6 million during the years ended December 31, 2015 and 2016, respectively, we may not be able to continue to reduce the gross amount of our outstanding debt in the future.

We may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all.

We incurred capital expenditures of $84.1 million in 2016 and expect to continue to incur capital expenditures in 2017. We may require additional capital to support our business growth, including the need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. We may also require substantial capital to maintain, upgrade and enhance our network facilities and operations. Accordingly, we may need to engage in equity or debt financings to secure additional funds.

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

Our stock price may be volatile.

The trading price of our common stock may be subject to fluctuations in response to certain events and factors, such as quarterly variations in results of operations; entry into business combinations or other major transactions, including our pending merger with Windstream; changes in our business strategy; changes in financial estimates; changes in recommendations or reduced coverage by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in the markets in which we operate; market trends unrelated to our performance; and general economic conditions. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business. Finally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards.

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
Office space. Our corporate headquarters is in Atlanta, Georgia, where we occupy approximately 65,000 square feet under a lease that will expire in 2022. Our other main facilities for corporate offices include 20,000 square feet in Huntsville, Alabama under a lease that will expire in 2019 and 71,000 square feet in Rochester, New York under a lease that will expire in 2022. We also lease multiple sales and administrative offices in locations throughout the United States. We own an administrative office in Arab, Alabama and Anniston, Alabama.
Network. We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for switch sites in various cities throughout the southeastern and northeastern United States. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern and northeastern United States. We have Network Operations Centers ("NOCs") in Atlanta, Georgia and Anniston, Alabama.
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

	Stock Price
	High	Low
Year Ended December 31, 2015
First Quarter	$4.72	$4.07
Second Quarter	7.63	4.35
Third Quarter	9.38	7.12
Fourth Quarter	9.86	7.19
Year Ended December 31, 2016
First Quarter	7.42	4.97
Second Quarter	6.85	5.34
Third Quarter	7.05	5.65
Fourth Quarter	6.42	4.85

The last reported sale price of our common stock on the NASDAQ Global Market on January 31, 2017 was $6.41 per share.

Holders. There were 1,139 holders of record of our common stock on January 31, 2017.

Dividends. We began paying quarterly cash dividends in 2009. During each of the years ended December 31, 2014, 2015 and 2016, cash dividends declared were $0.20 per common share and total dividend payments were $16.0 million, $26.4 million and $22.0 million, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing our Senior Secured Notes and Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends we can pay and the merger agreement with Windstream governs the payment of our quarterly dividend for the quarter in which the closing occurs. For further information regarding these restrictions, see Note 9 to our Consolidated Financial Statements.

Performance Graph
The following line graph presents our total return to stockholders from December 31, 2011 to December 31, 2016, as compared to the total return for the Russell 2000 and NASDAQ Telecomm indices for the same period. The calculations in the graph assume that $100 was invested on December 31, 2011 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
EarthLink	$100.0	$100.3	$79.4	$69.1	$114.9	$88.0
Russell 2000 Index	100.0	114.6	157.1	162.6	153.3	183.2
NASDAQ Telecomm Index	100.0	102.0	126.5	137.8	127.4	146.4

Item 6.    Selected Financial Data.

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,335,135	$1,240,606	$1,176,895	$1,097,252	$959,874
Operating costs and expenses (1)(2)	1,263,112	1,505,555	1,197,749	1,077,026	914,894
Income (loss) from operations	72,023	(264,949)	(20,854)	20,226	44,980
Income (loss) from continuing operations (3)	9,938	(536,866)	(72,371)	(43,210)	7,680
Loss from discontinued operations, net of tax (4)	(2,418)	(1,961)	(381)	—	—
Net income (loss)	7,520	(538,827)	(72,752)	(43,210)	7,680
Basic net income (loss) per share
Continuing operations	$0.09	$(5.23)	$(0.71)	$(0.42)	$0.07
Discontinued operations	(0.02)	(0.02)	—	—	—
Basic net income (loss) per share	$0.07	$(5.25)	$(0.71)	$(0.42)	$0.07
Diluted net income (loss) per share
Continuing operations	$0.09	$(5.23)	$(0.71)	$(0.42)	$0.07
Discontinued operations	(0.02)	(0.02)	—	—	—
Diluted net income (loss) per share	$0.07	$(5.25)	$(0.71)	$(0.42)	$0.07

Basic weighted average common shares outstanding	105,221	102,599	102,313	103,388	105,194
Diluted weighted average common shares outstanding	105,983	102,599	102,313	103,388	108,596

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Cash flow data:
Cash provided by operating activities	191,055	124,156	139,995	167,448	125,965
Cash used in investing activities	(163,836)	(112,500)	(102,777)	(87,468)	(64,003)
Cash used in financing activities	(81,381)	(52,641)	(19,721)	(122,817)	(101,729)

	As of December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$157,621	$116,636	$134,133	$91,296	$51,529
Investments in marketable securities	46,851	—	—	—	—
Cash and marketable securities	204,472	116,636	134,133	91,296	51,529
Total assets	1,591,850	994,090	899,196	734,652	635,646
Long-term debt, including long-term portion of capital leases (5)	607,330	593,214	595,319	505,613	437,458
Total liabilities	873,046	831,872	824,412	711,806	615,458
Accumulated deficit	(606,148)	(1,144,975)	(1,217,727)	(1,260,937)	(1,253,257)
Stockholders' equity	718,804	162,218	74,784	22,846	20,188

_______________________________________________________________________________

(1)
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

(2)
Operating costs and expenses for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 include restructuring, acquisition and integration-related costs of $18.2 million, $40.0 million, $20.1 million, $19.3 million and $17.8 million, respectively.

(3)
During the year ended December 31, 2013, we recorded an income tax provision of approximately $266.3 million to record a valuation allowance for deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which we determined we "more-likely-than-not" would be unable to utilize.

(4)
The operating results of our telecom systems business acquired as part of ITC^DeltaCom, Inc. have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our telecom systems business.

(5)
Includes the carrying amount of ITC^DeltaCom's 10.5% senior secured notes due 2016, our 8.875% Senior Notes due 2019, our 7.375% Senior Secured Notes due 2020, our senior secured term loan and amounts outstanding under our senior secured revolving credit facility. In 2012, we redeemed $32.5 million aggregate principal amount of the ITC^DeltaCom Notes. In 2013, we redeemed the remaining $292.3 million aggregate principal amount of the ITC^DeltaCom Notes and issued $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020. In 2015, we redeemed and repurchased $126.1 million aggregate principal amount of 8.875% Senior Notes due 2019 and drew down $35.0 million (net of repayments) under our senior secured revolving credit facility. In 2016, we redeemed and repurchased $97.4 million aggregate principal amount of 8.875% Senior Notes due 2019, repaid $25.0 million (net of draw downs) under our senior secured revolving credit facility and borrowed $48.7 million (net of principal repayments) under our term loan.

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

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We provide a broad range of data, voice and managed network services to retail and wholesale business customers. We also provide nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 29,000 route miles of fiber and 90 metro fiber rings that provide data and voice IP service coverage across more than 90 percent of the United States. We operate four reportable segments aligned around distinct customer categories: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. For further information concerning the Company’s reportable segments, see Note 18 to our Consolidated Financial Statements and see "Segment Results of Operations" later in this MD&A.

2016 Highlights

Key developments in our business during 2016 are described below:

•
Generated revenues of $1.0 billion in 2016, a 13% decrease during the year primarily driven by declines in traditional voice and data products and the sale of our IT services business, as further discussed below. These declines were partially offset by targeted price increases, increased sales of our growth products, successful efforts to renew customers coming out of contract and our acquisition of Boston Retail Partners.

•
Reduced cost of revenues 12% during 2016, primarily due to the decline in revenues noted above as well as a concentrated effort to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•
Generated net income of $7.7 million in 2016, compared to a net loss of $43.2 million in the prior year, primarily due to a decrease in depreciation and amortization expense, a decrease in interest expense due to lower outstanding debt, a decrease in loss on extinguishment of debt due to fewer debt repurchases and a $9.1 million pretax gain recognized on our sale of businesses. Partially offsetting these declines was a decrease in Adjusted EBITDA as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $214.2 million in 2016, a decrease from $242.5 million in the prior year, primarily due to the decrease in revenues from traditional voice and data products, offset by improvements in our cost of revenues and operating expenses. The decrease in cost of revenues and operating expenses was driven by cost savings initiatives, including reductions in workforce, implemented over the past year.

•	Made capital expenditures of $84.1 million in 2016, a 4% reduction from the prior year, primarily due to improving our processes and being more efficient, as well as a decrease in customer additions.

•	Reduced gross outstanding debt by $73.6 million during 2016.

•	Made $22.0 million million of dividend payments to shareholders in 2016.

Windstream Merger Transaction

In November 2016, we entered into a definitive merger agreement with Windstream Holdings, Inc. (“Windstream”) under which EarthLink and Windstream will merge in an all-stock transaction valued at approximately $1.1 billion. Under the terms of the merger agreement, EarthLink’s stockholders will receive 0.818 shares of Windstream common stock for each EarthLink share owned. Upon closing of the transaction, Windstream stockholders will own approximately 51% and EarthLink stockholders will own approximately 49% of the combined company. The transaction was approved by the EarthLink and Windstream shareholders on February 24, 2017. The transaction remains subject to customary closing conditions and is expected to close in the first quarter of 2017.

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

Acquisition of Boston Retail Partners

In July 2016, we acquired Boston Retail Partners LLC (“BRP”), a privately-held management consulting firm focused on the retail industry, for initial consideration of approximately $11.2 million, plus possible earn-out payments which could increase the purchase price by up to $5.6 million. The primary purpose of the transaction was to provide additional professional services capabilities in connection with our strategy to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe the acquisition of BRP will provide a growth opportunity for us by enabling us to enhance our support of retailers in creating and implementing customized strategies using our professional services.

Credit Facility Refinancing and Partial Debt Redemption

In June 2016, we amended and restated our existing revolving credit facility, which reduced the capacity from $135.0 million to $125.0 million, provided for an up to $50.0 million delayed draw senior secured term loan and extended the term to June 2021 (except that if our 7.375% Senior Secured Notes due 2020 have not been repaid in full by February 2020, the term will be February 2020). In August 2016, we redeemed $90.0 million aggregate principal amount of our 8.875% Senior Notes due 2019 at a redemption price equal to 102.219% of the principal amount thereof, plus accrued and unpaid interest. We used approximately $34.0 million of existing cash, $50.0 million under our term loan and $10.0 million of our revolving credit facility to fund the redemption, call premium and accrued interest.

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

•
Invest in growth business products, marketing and sales. Our growth business products are MultiProtocol Label Switching ("MPLS"), hosted voice and other UCaaS products, software-defined wide area network ("SD-WAN"), hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for other communications carriers and enterprises. We are focused on investing in product and service capabilities and sales and marketing initiatives to support these growth products.

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

•
Consumer access declines. Our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access, competition from cable, DSL and wireless providers and limited sales and marketing activities. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. In July 2016, we sold approximately 12,000 customer relationships to one of our network providers, which will also cause our consumer access subscriber base and revenues to decrease. However, we are focused on customer retention and, as a result, we expect the rate of churn to continue to generally decline as our customer base becomes longer tenured. In 2016, we also launched Hyperlink high-speed Internet service that offers service at faster speeds than traditional DSL.

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

Consolidated Results of Operations

The following table presents statement of operations data for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Revenues	$1,176,895	$1,097,252	$959,874
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	557,436	500,628	442,608
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	419,019	368,763	319,231
Depreciation and amortization	186,872	188,315	135,248
Impairment of long-lived assets	14,334	—	—
Restructuring, acquisition and integration-related costs	20,088	19,320	17,807
Total operating costs and expenses	1,197,749	1,077,026	914,894
Income (loss) from operations	(20,854)	20,226	44,980
Gain on sale of businesses	—	—	9,128
Interest expense and other, net	(56,261)	(50,972)	(40,660)
Loss on extinguishment of debt	—	(9,734)	(4,823)
Income (loss) from continuing operations before income taxes	(77,115)	(40,480)	8,625
Income tax benefit (provision)	4,744	(2,730)	(945)
Income (loss) from continuing operations	(72,371)	(43,210)	7,680
Loss from discontinued operations, net of tax	(381)	—	—
Net income (loss)	$(72,752)	$(43,210)	$7,680

Revenues

We generate revenues by providing a broad range of data, voice and managed network services to business and residential customers.
Our revenues primarily consist of the following:

•	Monthly recurring charges for providing data, voice and managed network services; transmission capacity; and Internet access and related value-added services;

•	Usage revenues;

•	Equipment revenues; and

•	Non-recurring and other revenues, such as installation fees, termination fees and administrative fees.

The following table presents our revenues for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Monthly recurring revenues	$1,021,931	$970,731	$841,989	$(51,200)	(5)%	$(128,742)	(13)%
Usage revenues	124,266	99,227	82,513	(25,039)	(20)%	(16,714)	(17)%
Equipment revenues	14,731	15,201	15,920	470	3%	719	5%
Non-recurring and other revenues	15,967	12,093	19,452	(3,874)	(24)%	7,359	61%
Total revenues	$1,176,895	$1,097,252	$959,874	$(79,643)	(7)%	$(137,378)	(13)%

The following table presents the primary reasons for the change in revenues for the year ended December 31, 2016 compared to the prior year:

2016 vs 2015
(in millions)
Due to decrease in Small Business revenues (a)	$(60.0)
Due to decrease in IT services revenues (b)	(41.7)
Due to decrease in Enterprise/Mid-Market revenues (c)	(24.0)
Due to decrease in Consumer revenues (d)	(22.6)
Due to increase in Carrier/Transport (e)	6.2
Due to increase in BRP revenues (f)	4.7
Total change in revenues	$(137.4)
______________

(a)
Decrease primarily due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products. Partially offsetting the decline in revenues for our traditional voice and data products were efforts to protect our revenue base, such as targeted price increases and re-terms of customers coming out of contract.

(b)
Decrease in IT services revenues primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016. Also contributing to the decrease prior to the sale in February 2016 was the discontinuance of certain products that were low margin revenue streams or that were not consistent with our more focused business strategy.

(c)
Decrease primarily due to decline in traditional voice and data products due to an increase in customer churn, competition and a deemphasis on certain traditional products. Over the past year we deemphasized and discontinued certain products that were low margin revenue streams or that were not consistent with our more focused business strategy. Partially offsetting the decline in revenues for our traditional voice and data products were price increases implemented during the year and an increase in sales of growth products, including MPLS, hosted voice and managed network services due to an increased emphasis on selling these products and services.

(d)
Decrease primarily due to the continued maturation of the market for Internet access, competitive pressures in the industry and limited sales and marketing activities. Also contributing to the decrease was the sale of approximately 12,000 customer relationships to one of our network providers in July 2016. Partially offsetting theses decrease was the launch of our Hyperlink high-speed Internet service in 2016, which offers service at faster speeds than traditional DSL.

(e)
Increase primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increase was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the year ended December 31, 2015 and favorable settlements during the year ended December 31, 2016.

(f)	Increase due to the inclusion of revenues from our acquisition of BRP in July 2016. The revenues are included within non-recurring and other revenues in our Enterprise/Mid-Market segment.

The following table presents the primary reasons for the change in revenues for the year ended December 31, 2015 compared to the prior year:

2015 vs 2014
(in millions)
Due to decrease in traditional voice and data products (a)	$(66.1)
Due to decrease in Consumer revenues (b)	(26.6)
Due to net favorable settlements and reserve adjustments (c)	(5.5)
Due to increase in growth products (d)	18.6
Total change in revenues	$(79.6)
______________

(a)
Decrease due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services, usage and web hosting. Revenues for these voice and data products have been decreasing due to competition, migration to more advanced integrated voice and data services, customer churn and continued rate reductions as a result of FCC rules regarding intercarrier compensation. In addition, during 2015 we deemphasized and discontinued certain products that were low margin revenue streams or that were not in line with our more focused business strategy. Partially offsetting the decline in revenues was price increases implemented during 2015.

(b)
Decrease primarily due to the continued maturation of the market for Internet access, competitive pressures in the industry and limited sales and marketing activities, partially offset by targeted price increases.

(c)
Decrease due to change in favorable settlements and reserve adjustments, primarily related to our billings to other carriers for access to our network, for which revenue had not been previously recognized.

(d)	Increase due to sales of growth products, including MPLS, hosted voice and managed network services due to an increased emphasis on selling these products and services.

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

The following table presents our cost of revenues for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$557,436	$500,628	$442,608	$(56,808)	(10)%	$(58,020)	(12)%

The following table presents the primary reasons for the changes in cost of revenues for the years ended December 31, 2015 and 2016 compared to the prior years:

	2015 vs 2014	2016 vs 2015
	(in millions)
Due to decrease in interconnection expenses (a)	$(34.4)	$(31.5)
Due to decrease in network expenses (b)	(9.5)	(8.6)
Due to decrease in usage (c)	(11.1)	(6.0)
Due to sale of IT services business (d)	(1.1)	(19.2)
Due to change in non-recurring charges and other expenses (e)	(0.7)	4.8
Due to increase in BRP cost of revenues (f)	—	2.5
Total change in business services cost of revenues	$(56.8)	$(58.0)
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

(e)	Increase primarily due to fewer favorable adjustments and settlements during the year ended December 31, 2016 compared to the year ended December 31, 2015.

(f)	Increase due to the inclusion of cost of revenues from our acquisition of BRP in July 2016.

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

The following table presents our selling, general and administrative expenses for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$419,019	$368,763	$319,231	$(50,256)	(12)%	$(49,532)	(13)%

The following table presents the primary reasons for the changes in selling, general and administrative expenses for the years ended December 31, 2015 and 2016 compared to the prior years:

	2015 vs 2014	2016 vs 2015
	(in millions)
Due to decrease in people costs (a)	$(35.7)	$(39.6)
Due to decrease in rent and occupancy costs (b)	(4.5)	(3.5)
Due to decrease in outside sales commissions (c)	(3.1)	(1.7)
Due to decrease in bad debt expense (d)	(2.5)	(1.0)
Due to decrease in loss contingencies (e)	(2.2)	—
Due to decrease in other selling, general and administrative costs (f)	(2.3)	(5.5)
Due to increase in BRP selling, general and administrative (g)	—	1.8
Total change in selling, general and administrative expenses	$(50.3)	$(49.5)
______________

(a)
Decrease in people costs primarily due headcount declines, as full-time equivalents were 2,659, 2,138 and 1,890 as of December 31, 2014, 2015 and 2016, respectively. The decrease in 2015 was primarily due to reductions in workforce driven by changes in our business strategy, including a reduction in workforce implemented during the fourth quarter of 2014 that eliminated approximately 450 positions. The decrease in 2016 was primarily due to reductions in workforce driven by additional changes in our business strategy and the transfer of employees in connection with the sale of IT services business on February 1, 2016.

(b)
Decrease in rent and occupancy costs primarily due to cost savings from the closing of several sales offices and other properties over the past two years in connection with changes to our business strategy and from moving our corporate headquarters location in September 2014.

(c)	Decrease in outside sales commissions primarily due to lower sales volume.

(d)	Decrease in bad debt expense due to more effective collection efforts and the overall decrease in revenues.

(e)	Decrease in loss contingencies due to $2.2 million of reserves recorded during year ended December 31, 2014, which was settled and paid during the year ended December 31, 2015.

(f)
Decrease in other selling, general and administrative costs such as advertising and marketing, outsourced labor, professional fees, payment processing, travel and insurance due to increased focus on optimizing our cost structure.

(g)	Increase due to the inclusion of selling, general and administrative expenses from our acquisition of BRP beginning in July 2016.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The following table presents our depreciation and amortization expense for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Depreciation expense	$123,695	$122,151	$112,424	$(1,544)	(1)%	$(9,727)	(8)%
Amortization expense	63,177	66,164	22,824	2,987	5%	(43,340)	(66)%
Total depreciation and amortization	$186,872	$188,315	$135,248	$1,443	1%	$(53,067)	(28)%

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

The decrease in depreciation expense during the year ended December 31, 2016 compared to the prior year was primarily due to a decrease in capital expenditures, the sale of property and equipment related to our IT services business on February 1, 2016 and assets becoming fully amortized over the year. The decrease in amortization expense during the year ended December 31, 2016 compared to the prior year was primarily due to definite-lived intangible assets becoming fully amortized over the year and the sale of customer relationships and developed technology related to our IT services business on February 1, 2016, partially offset by amortization expense resulting from the definite-lived intangible assets obtained in our acquisition of BRP on July 13, 2016.

Impairment of long-lived assets

During the year ended December 31, 2014, we recorded $14.3 million for impairment of long-lived assets, consisting of impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. The impairments were classified within impairment of long-lived assets in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2014. We did not record any impairment of long-lived during the years ended December 31, 2015 or 2016.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consist of costs related to our restructuring, acquisition and integration-related activities. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss). We plan to continue to evaluate our business, which may result in additional restructuring activities. For more information regarding our restructuring, acquisition and integration-related costs, refer to Note 13 to our Consolidated Financial Statements. Such costs include the following:

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

•	Severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; and

•	Facility-related costs, such as lease termination and asset impairments; and

•	Transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees.

The following table presents our restructuring, acquisition and integration-related costs for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Integration-related costs	$9,043	$5,924	$8,135	$(3,119)	(34)%	$2,211	37%
Severance, retention and other employee costs	9,297	9,798	3,753	501	5%	(6,045)	(62)%
Facility-related costs	1,744	3,598	669	1,854	106%	(2,929)	(81)%
Transaction-related costs	4	—	5,250	(4)	(100)%	5,250	100%
Restructuring, acquisition and integration-related costs	$20,088	$19,320	$17,807	$(768)	(4)%	$(1,513)	(8)%

The decrease in restructuring, acquisition and integration-related costs during the year ended December 31, 2015 compared to the prior year was primarily due to the following:

•	the completion of integration projects during the year;

•
partially offset by an increase is restructuring costs. During the year ended December 31, 2015, we recorded $13.4 million of restructuring costs in connection with changes in our business strategy, consisting of $9.8 million of severance and other employee costs due to reductions in workforce and $3.6 million of facilities-related costs due to the closing of certain sales offices.

The increase in restructuring, acquisition and integration-related costs during the year ended December 31, 2016 compared to the prior year was primarily due to the following:

•	transaction-related costs incurred in connection with our pending merger with Windstream;

•	an increase in integration-related costs related to our network optimization projects;

•
partially offset by a decrease is restructuring costs. During the year ended December 31, 2016, we recored $4.4 million of restructuring costs in connection with changes in our business strategy, consisting of $3.7 million of severance and other employee costs due to reductions in workforce and $0.7 million of facilities-related costs due to the closing of certain sales offices.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs and debt discounts and other miscellaneous income and expense items.

The following table presents our interest expense and other, net, for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$56,382	$49,979	$40,711	$(6,403)	(11)%	$(9,268)	(19)%
Other, net	(121)	993	(51)	1,114	*	(1,044)	(105)%
Total interest expense and other, net	$56,261	$50,972	$40,660	$(5,289)	(9)%	$(10,312)	(20)%
________
* Percentage is not meaningful

The decrease in interest expense and other, net, during the year ended December 31, 2015 compared to the prior year was primarily due to lower outstanding debt resulting from redemptions and repurchases during the year. As of December 31, 2014 and 2015, we had $600.0 million and $508.9 million, respectively, of gross amount of debt outstanding (excluding capital leases). For more information about our debt transactions, refer to Note 9 to our Consolidated Financial Statements.

The decrease in interest expense and other, net, during the year ended December 31, 2016 compared to the prior year was primarily due to lower outstanding debt resulting from redemptions and repurchases during the year. As of December 31, 2015 and 2016, we had $508.9 million and $435.3 million, respectively, of gross amount of debt outstanding (excluding capital leases). For more information about our debt transactions, refer to Note 9 to our Consolidated Financial Statements.

Loss on extinguishment of debt

During the years ended December 31, 2015 and 2016, we redeemed and repurchased $126.1 million and $97.4 million, respectively, outstanding principal of our 8.875% Senior Notes due 2019 and recorded $9.7 million and $4.8 million, respectively, for losses on extinguishment of debt. The losses consisted of premiums paid on our repurchases and redemptions, the write-off of unamortized discount on debt and the write-off of unamortized debt issuance costs. No loss on extinguishment of debt was recorded during the year ended December 31, 2014. For more information about our debt transactions, refer to Note 9 to our Consolidated Financial Statements.

Income tax benefit (provision)

The following table presents the components of our income tax benefit (provision) for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Current benefit (provision)	$5,335	$(2,053)	$(375)
Deferred provision	(591)	(677)	(570)
Total income tax benefit (provision)	$4,744	$(2,730)	$(945)

During the year ended December 31, 2014, the current tax benefit was primarily related to the release of uncertain tax positions related to prior years, partially offset by expense for Canadian tax amounts payable, current year state taxes and penalties and interest related to uncertain tax positions. The non-cash deferred tax expense was due primarily to the amortization of deferred tax liabilities with indefinite useful lives. During the year ended December 31, 2015, the current tax provision was primarily related to the recording of an uncertain tax position, including applicable interest, related to certain tax positions that the Company has taken during prior years, expense for Canadian tax amounts payable and current year state taxes. The non-cash deferred tax expense for the year ended December 31, 2015 was due primarily to the amortization of deferred tax liabilities with indefinite useful lives. During the year ended December 31, 2016, the current tax provision was primarily related to state taxes. The non-cash deferred tax expense for the year ended December 31, 2016 was due primarily to the amortization of deferred tax liabilities with indefinite useful lives.

We assess the realization of the deferred tax assets each reporting period. To the extent that our financial results improve and the deferred tax assets becomes realizable, we will reduce the valuation allowance through earnings. For more information about our income taxes, refer to Note 14 to our Consolidated Financial Statements.

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

Segment Results of Operations

Our reportable segments are strategic business units aligned around distinct customer categories to optimize operations. We believe this structure allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. We operate the following four reportable segments:

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

Prior to 2015, we operated two reportable segments, Business Services and Consumer Services. Our Business Services segment provided a broad range of data, voice and managed network services to retail and wholesale business customers. Our Consumer

Services segment provided nationwide Internet access and related value-added services to residential customers. During 2015, we implemented certain organizational, operational and reporting changes that resulted in the disaggregation of our Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. Our Consumer Services segment was not impacted.

We began recording revenue and cost of revenue transactions in our new segment structure during 2015. Management determined that it was impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information was not available. The following discussion contains 2015 and 2016 segment operating results under the new segment reporting structure and for comparability purposes, contains 2014, 2015 and 2016 segment operating results under the previous segment reporting structure. For more information regarding our segment reporting, refer to Note 18 to our Consolidated Financial Statements.

Enterprise/Mid-Market Segment Results

The following table sets forth operating results for our Enterprise/Mid-Market segment for the years ended December 31, 2015 and 2016:

	Year Ended December 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$444,968	$397,676	$(47,292)	(11)%
Cost of revenues	221,347	203,928	(17,419)	(8)%
Gross margin	$223,621	$193,748	$(29,873)	(13)%

The decrease in Enterprise/Mid-Market revenues during the year ended December 31, 2016 compared to the prior year was primarily due to the following:

•
Decrease of $28.0 million in IT services revenues during the year ended December 31, 2016 compared to the prior year primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•	Partially offset by targeted price increases implemented during the year ended December 31, 2016 and increased sales of our growth products, including MPLS, hosted voice and managed network services.

•	Partially offset by an increase of $4.7 million during the year ended December 31, 2016 for the inclusion of revenues from our acquisition of BRP in July 2016.

The decrease in Enterprise/Mid-Market cost of revenues during the year ended December 31, 2016 compared to the prior year was primarily due to the decline in revenues noted above related to IT services and traditional voice and data products, as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives. This was partially offset by an increase due to the inclusion of cost of revenues from our acquisition of BRP in July 2016.

Small Business Segment Results

The following table sets forth operating results for our Small Business segment for the years ended December 31, 2015 and 2016:

	Year Ended December 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$297,039	$223,776	$(73,263)	(25)%
Cost of revenues	139,440	107,662	(31,778)	(23)%
Gross margin	$157,599	$116,114	$(41,485)	(26)%

The decrease in Small Business revenues during the year ended December 31, 2016 compared to the prior year was primarily due to the following:

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Decrease of $13.6 million in IT services revenues during the year ended December 31, 2016 compared to the prior year primarily due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•	Partially offset by efforts to protect our revenue base, such as targeted price increases and re-terms of customers coming out of contract.

The decrease in Small Business cost of revenues during the year ended December 31, 2016 compared to the prior year was primarily due to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

Carrier/Transport Segment Results

The following table sets forth operating results for our Carrier/Transport segment for the years ended December 31, 2015 and 2016:

	Year Ended December 31,		Change
	2015	2016	Dollars	Percent
	(dollars in thousands)
Revenues	$135,905	$141,709	$5,804	4%
Cost of revenues	61,979	63,158	1,179	2%
Gross margin	$73,926	$78,551	$4,625	6%

The increase in Carrier/Transport revenues during the the year ended December 31, 2016 compared to the prior year was primarily due to an increase in transport revenues as we capitalize on unique fiber routes. Also contributing to the increase was a change in settlements and disputes related to billings to other carriers, as we recognized net unfavorable settlements during the year ended December 31, 2015 and favorable settlements during the year ended December 31, 2016. Partially offsetting the increase was a decrease in legacy products and services.

The increase in Carrier/Transport cost of revenues during the the year ended December 31, 2016 compared to the prior year was primarily due to an increase in usage volume and the increase in transport revenues.

Legacy Business Services Segment Results

The following table presents operating results for our legacy Business Services segment for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$930,931	$877,912	$763,161	$(53,019)	(6)%	$(114,751)	(13)%
Cost of revenues	469,523	422,766	374,748	(46,757)	(10)%	(48,018)	(11)%
Gross margin	$461,408	$455,146	$388,413	$(6,262)	(1)%	$(66,733)	(15)%

The decrease in Business Services revenues during the year ended December 31, 2015 compared to the prior year was primarily due to the following:

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•	Partially offset by targeted price increases and increased sales of our growth products, including MPLS, hosted voice and managed network services.

The decrease in Business Services revenues during the year ended December 31, 2016 compared to the prior year was primarily due to the following:

•
Decrease in traditional voice and data products. Revenues for traditional voice and data products have been decreasing due to an increase in customer churn, competition and a deemphasis on certain traditional products.

•
Decrease of $41.7 million in IT services revenues due to the sale of certain assets related to our IT services product offerings on February 1, 2016, as well as the discontinuance of certain products that had low margins or that were not consistent with our more focused business strategy.

•	Partially offset by targeted price increases and increased sales of our growth products, including MPLS, hosted voice and managed network services.

•	Partially offset by the inclusion of $4.7 million of revenues from our acquisition of BRP in July 2016.

The decreases in Business Services cost of revenues during the years ended December 31, 2015 and 2016 compared to the prior years were primarily due to the declines in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives. Partially offsetting the decrease during the year ended December 31, 2016 was the inclusion of cost of revenues from our acquisition of BRP beginning in July 2016.

Consumer Segment Results

Consumer Operating Results

The following table presents operating results for our Consumer segment for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues
Access services	$202,008	$173,389	$151,909	$(28,619)	(14)%	$(21,480)	(12)%
Value-added services	43,956	45,951	44,804	1,995	5%	(1,147)	(2)%
Total revenues	245,964	219,340	196,713	(26,624)	(11)%	(22,627)	(10)%
Cost of revenues	87,913	77,862	67,860	(10,051)	(11)%	(10,002)	(13)%
Gross margin	$158,051	$141,478	$128,853	$(16,573)	(10)%	$(12,625)	(9)%

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

Consumer revenues decreased during the years ended December 31, 2015 and 2016 compared to the prior years primarily due to the following:

•
Decreases in average consumer access subscribers, which were 0.9 million, 0.8 million and 0.7 million during the years ended December 31, 2014, 2015 and 2016, respectively. The decreases resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates were 2.1%, 1.9% and 1.6% during the years ended December 31, 2014, 2015 and 2016, respectively, which moderated the decline in average consumer subscribers. During 2016, we also launched Hyperlink high speed Internet service that offers service at faster speeds than traditional DSL, which offset some of the decline.

•
Partially offset by increases in our average revenue per subscriber, which were $22.89, $23.57 and $23.92 during the years ended December 31, 2014, 2015 and 2016, respectively. The increases were due to targeted price increases and a change in mix of subscribers to those with hight price points, including subscribers for our recently launched Hyperlink service.

Consumer cost of revenues decreased during the years ended December 31, 2015 and 2016 compared to the prior years primarily due to the following:

•	The decreases in average consumer subscribers noted above.

•
Partially offset by increases in our average cost per subscriber. This was due to a shift in the mix to customers with higher costs associated with delivering services and higher unit costs as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as our subscriber base decreases.

Consumer Operating Metrics

The following table presents subscriber and operating data for our Consumer segment for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
Consumer Subscriber Activity
Subscribers at beginning of year	976,000	821,000	729,000
Gross organic subscriber additions	75,000	62,000	57,000
Adjustment (a)	—	19,000	6,000
Sale of subscribers (b)	—	—	(12,000)
Churn	(230,000)	(173,000)	(132,000)
Subscribers at end of year (c)	821,000	729,000	648,000

Consumer Metrics
Average dial-up subscribers (d)	511,000	466,000	430,000
Average high-speed subscribers (d)	385,000	307,000	255,000
Average consumer subscribers (d)	896,000	773,000	685,000

ARPU (e)	$22.89	$23.57	$23.92
Churn rate (f)	2.1%	1.9%	1.6%

(a) During the years ended December 31, 2015 and 2016, we began reporting approximately 19,000 and 6,000 subscribers, respectively, in our paying subscriber count as a result of price increases implemented during the period. These subscribers were previously counted as non-paying subscribers because their monthly fee was below a certain threshold.

(b) During the year ended December 31, 2016, we sold approximately 12,000 customer relationships to one of our network providers.

(c) Subscriber counts do not include new non-paying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(d) Average subscribers is calculated by averaging the ending monthly subscribers or accounts for the thirteen months preceding and including the end of the year.

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

Liquidity and Capital Resources

The following table presents summarized cash flow data for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,			2015 vs 2014		2016 vs 2015
	2014	2015	2016	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Net cash provided by operating activities	$139,995	$167,448	$125,965	$27,453	20%	$(41,483)	(25)%
Net cash used in investing activities	(102,777)	(87,468)	(64,003)	15,309	15%	23,465	27%
Net cash used in financing activities	(19,721)	(122,817)	(101,729)	(103,096)	*	21,088	17%
Net increase (decrease) in cash and cash equivalents	$17,497	$(42,837)	$(39,767)	$(60,334)	*	$(3,070)	(7)%
 ________
* Percentage is not meaningful

Operating activities

The increase in cash provided by operating activities during the year ended December 31, 2015 compared to the prior year was primarily due to lower operating costs and expenses and lower interest payments during the year ended December 31, 2015 compared to the prior year due to operating efficiencies and cost savings initiatives and lower outstanding debt, offset by lower revenues.The decrease in cash provided by operating activities during the year ended December 31, 2016 compared to the prior year was primarily due to lower revenue, partially offset by decreases in operating expense and interest payments during the year ended December 31, 2016 compared to the prior year.

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

The decrease in net cash used in investing activities during the year ended December 31, 2016 compared to the prior year was primarily due to the following:

•	$26.6 million of cash received from the sale of our IT services business.

•	$3.8 million of cash received from the sale of certain Consumer customer relationships.

•
a $3.4 million decrease in capital expenditures. Capital expenditures for the year ended December 31, 2016 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

•	partially offset by $10.4 million net cash used for our acquisition of BRP.

Financing activities

The increase in net cash used in financing activities during the year ended December 31, 2015 compared to the prior year was primarily due to the following:

•
$131.3 million used for the redemption and repurchase of $126.1 million outstanding principal of our Senior Notes during the year ended December 31, 2015. For more information about these transactions, refer to Note 9 to our Consolidated Financial Statements.

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

The decrease in net cash used in financing activities during the year ended December 31, 2016 compared to the prior year was primarily due the following:

•
a $31.9 million decrease in repayment of our Senior Notes. During the year ended December 31, 2015, we used $131.3 million to repurchase and redeem our Senior Notes and during the year ended December 31, 2016, we used $99.4 million to repurchase and redeem our Senior Notes. For more information about our debt transactions, refer to Note 9 to our Consolidated Financial Statements.

•	$48.7 million of proceeds (less quarterly principal payments) received from our term loan.

•
a $4.4 million decrease in dividends paid primarily due to the timing of the funding of our quarterly dividend payment. During the years ended December 31, 2015 and 2016, we declared cash dividends of $0.20 per share; however, we funded five quarterly payments during the year ended December 31, 2015 compared to four payments during the year ended December 31, 2016.

•
partially offset by a change in senior secured revolving credit facility proceeds. During the year ended December 31, 2015, we drew $35.0 million under our senior secured revolving credit facility, net of repayments, and during the year ended December 31, 2016, we paid $25.0 million under our senior secured revolving credit facility, net of draw downs.

•	partially offset by a $1.5 million decrease in proceeds received for stock option exercises.

Future uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, our product and service capabilities, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including $300.0 million aggregate principal amount of our Senior Secured Notes due in June 2020, $76.6 million aggregate principal amount of our Senior Notes due in May 2019, $48.8 million principal amount of our term loan and borrowings under our $125.0 million revolving credit facility. We may also use cash to repay outstanding indebtedness. During the year ended December 31, 2016, we redeemed and repurchased $97.4 million outstanding principal of our Senior Notes and made $1.3 million of quarterly principal payments on our term loan. We may repurchase or redeem additional debt.

•
Capital expenditures. We incurred capital expenditures of $84.1 million in 2016 and expect to continue to incur capital expenditures in 2017. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

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

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the years ended December 31, 2014, 2015 and 2016, we generated $140.0 million, $167.4 million and $126.0 million in cash from operations, respectively. As of December 31, 2016, we had $51.5 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $125.0 million. Our senior secured revolving credit facility terminates in June 2021, and at that time any amounts outstanding thereunder shall be due and payable in full, except that if our Senior Secured Notes have not been repaid in full by February 29, 2020, the maturity date will be February 29, 2020. As of December 31, 2016, $10.0 million was outstanding under our senior secured revolving credit facility.

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

Contractual Obligations and Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2016:

		Payment Due by Period
	Total	2017	2018- 2019	2020- 2021	After 5 Years
	(in thousands)
Long-term debt (1)	$435,307	$2,500	$83,432	$349,375	$—
Interest payments on long-term debt (2)	101,271	31,268	57,937	12,066	—
Purchase commitments (3)	117,191	49,908	52,638	9,935	4,710
Operating leases (4)	111,885	31,533	46,867	21,793	11,692
Capital leases (5)	16,678	3,427	6,920	5,420	911
Total (6)	$782,332	$118,636	$247,794	$398,589	$17,313
__________________________________________

(1)
Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and unamortized issuance costs. As of December 31, 2016, we had $435.3 million aggregate principal amount of debt outstanding, consisting of $300.0 million of 7.375% Senior Secured Notes due June 1, 2020, $76.6 million of 8.875% Senior Notes due May 15, 2019, $48.7 million outstanding under our term loan and $10.0 million outstanding under our senior secured revolving credit facility. For more information regarding our outstanding indebtedness, refer to Note 9 to our Consolidated Financial Statements.

(2)	Interest payments on long-term debt includes interest due on outstanding debt through maturity and commitment fees and borrowing costs under our senior secured revolving credit facility.

(3)	Purchase commitments represent non-cancellable contractual obligations for services and equipment; minimum commitments under network access agreements with several carriers.

(4)
These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2023, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $2.2 million, $2.2 million and $1.9 million during the years ended December 31, 2017, 2018 and 2019, respectively.

(5)	Represents remaining payments under capital leases, including interest.

(6)
The table does not include our reserve for uncertain tax positions, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty. Of our total $18.1 million total gross uncertain tax positions as of December 31, 2016, $1.5 million would impact the effective tax rate once settled.

Debt Covenants

The credit agreement for our senior secured credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 2.5 to 1.0 in order to borrow under the agreement. We were in compliance with all covenants as of December 31, 2016. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2016, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

The following table presents a reconciliation of Adjusted EBITDA, as a performance measure, to the most closely related financial measure reported under GAAP for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net income (loss)	$(72,752)	$(43,210)	$7,680
Interest expense and other, net	56,261	50,972	40,660
Income tax (benefit) provision	(4,744)	2,730	945
Depreciation and amortization	186,872	188,315	135,248
Stock-based compensation expense	12,600	14,594	16,192
Impairment of long-lived assets	14,334	—	—
Restructuring, acquisition and integration-related costs	20,088	19,320	17,807
Gain on sale of businesses	—	—	(9,128)
Loss on extinguishment of debt	—	9,734	4,823
Loss from discontinued operations, net of tax	381	—	—
Adjusted EBITDA	$213,040	$242,455	$214,227

The following table presents a reconciliation of Unlevered Free Cash Flow, as a performance measure, to the most closely related financial measure reported under GAAP for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net income (loss)	$(72,752)	$(43,210)	$7,680
Interest expense and other, net	56,261	50,972	40,660
Income tax (benefit) provision	(4,744)	2,730	945
Depreciation and amortization	186,872	188,315	135,248
Stock-based compensation expense	12,600	14,594	16,192
Impairment of long-lived assets	14,334	—	—
Restructuring, acquisition and integration-related costs	20,088	19,320	17,807
Gain on sale of businesses	—	—	(9,128)
Loss on extinguishment of debt	—	9,734	4,823
Loss from discontinued operations, net of tax	381	—	—
Purchases of property and equipment	(102,863)	(87,468)	(84,071)
Unlevered Free Cash Flow	$110,177	$154,987	$130,156

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net cash provided by operating activities	$139,995	$167,448	$125,965
Income tax provision (benefit)	(4,744)	2,730	945
Non-cash income taxes	(591)	(677)	(570)
Interest expense and other, net	56,261	50,972	40,660
Amortization of debt discount, premium and issuance costs	(4,104)	(3,703)	(3,091)
Restructuring, acquisition and integration-related costs	20,088	19,320	17,807
Changes in operating assets and liabilities	5,673	6,721	31,828
Purchases of property and equipment	(102,863)	(87,468)	(84,071)
Other, net	462	(356)	683
Unlevered Free Cash Flow	$110,177	$154,987	$130,156

Net cash used in investing activities	$(102,777)	$(87,468)	$(64,003)
Net cash used in financing activities	$(19,721)	$(122,817)	$(101,729)

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

A 10% difference in our sales credit reserves as of December 31, 2016 would have affected net loss by approximately $0.7 million during the year ended December 31, 2016.

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

A 10% difference in our allowance for doubtful accounts as of December 31, 2016 would have affected net loss by approximately $0.3 million as of December 31, 2016.

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

While we believe our reserves for billing disputes are adequate, it is reasonably possible that we could record additional expense of up to $12.4 million for unrecorded disputed amounts.

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

As of December 31, 2016, we had a valuation allowance for deferred tax assets that we determined are not "more likely than not" able to be realized. Any future change in the valuation allowance could have an effect on stockholders' equity and the income tax benefit (provision) in the Statement of Comprehensive Income (Loss).

As of December 31, 2016, we had unrecognized tax positions of $18.1 million. Within the next twelve months, it is reasonably possible that approximately $2.1 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions. Approximately $1.5 million would impact the effective rate once settled.

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

We estimate the fair values of our reporting units based on the income approach. This model uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value.

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

As of December 31, 2016, we had approximately $142.4 million of goodwill. Our fiscal 2016 annual impairment test indicated the estimated fair value of our reporting units exceeded their carrying values. However, deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

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

There have been no significant events since the timing of our fiscal 2016 annual impairment test that would have triggered additional impairment testing.

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

Cautionary Note Concerning Factors That May Affect Future Results

The Management's Discussion and Analysis and other portions of this Annual Report on Form 10-K include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that the Windstream merger agreement limits our respective ability to pursue alternatives to the merger, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction to the merger; (2) that we will be subject to business uncertainties and contractual restrictions while the proposed Windstream merger is pending that could adversely affect our business; (3) that our stockholders will have reduced ownership and voting interests after the Windstream merger and will exercise less influence over management of Windstream than they currently exercise over management of EarthLink; (4) that our stockholders will have different rights with respect to their holdings following the merger; (5) that we may not be able to execute our strategy to successfully operate as a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (6) that we may not be able to increase revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (7) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (8) that failure to achieve operating efficiencies and otherwise reduce costs would adversely affect our results of operations and cash flows; (9) that we may have to undertake further restructuring plans that would require additional charges; (10) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations; (11) that acquisitions we complete could result in operating difficulties, dilution, increased liabilities, diversion of management attention and other adverse consequences, which could adversely affect our results of operations; (12) that we face significant competition in our business markets, which could adversely affect our results of operations; (13) that failure to retain existing customers could adversely affect our results of operations and cash flows; (14) that decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (15) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (16) that the continued decline in switched access and reciprocal compensation revenue will adversely affect our results of operations; (17) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (18) that if our larger carrier customers terminate the service they receive from us, our wholesale revenue and results of operations could be adversely affected; (19) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (20) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (21) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (22) that our consumer business is dependent on the availability of third-party network service providers; (23) that we face significant competition in the Internet access industry that could reduce our profitability; (24) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (25) that lack of regulation governing wholesale Internet service providers could adversely affect our operations; (26) that cyber security breaches could harm our business; (27) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (28) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (29) that our business depends on effective business support systems and processes; (30) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (31) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (32) that we may not be able to protect our intellectual property; (33) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (34) that unfavorable general economic conditions could harm our business; (35) that government regulations could adversely affect our business or force us to change our business practices; (36) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (37) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (38) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (39) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (40) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (41) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (42) that we may reduce, or cease payment of, quarterly cash dividends; (43) that our stock price may be volatile; (44) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (45) that our bylaws designate the

Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to interest rate risk with respect to our outstanding indebtedness. As of December 31, 2015 and 2016, we had approximately $498.8 million and $429.4 million, respectively, of carrying amount of long-term debt (excluding capital lease obligations). The fair value of our outstanding indebtedness may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. We currently do not engage in any interest rate hedging activity; however, we will continue to monitor the interest rate environment. A hypothetical increase of 100 basis points in the interest rate relative to this debt would not have a material effect on our results of operations or financial condition. For more information regarding our outstanding indebtedness, refer to Note 9 to our Consolidated Financial Statements.

The estimated fair value of our Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of our senior secured term loan and our senior secured revolving credit facility approximated their fair values as of December 31, 2015 and 2016. The following table presents the fair value of our outstanding indebtedness, excluding capital lease obligations, as of December 31, 2015 and 2016:

	As of December 31, 2015		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Secured Notes	$295,277	$305,439	$296,346	$316,200
Senior Notes	168,532	177,404	74,846	78,433
Senior secured term loan	—	—	48,211	48,750
Senior secured revolving credit facility	35,000	35,000	10,000	10,000
Total debt, excluding capital leases	$498,809	$517,843	$429,403	$453,383

Item 8.    Financial Statements And Supplementary Data.
EARTHLINK HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited the accompanying consolidated balance sheets of EarthLink Holdings Corp. as of December 31, 2015 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink Holdings Corp. at December 31, 2015 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink Holdings Corp.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited EarthLink Holdings Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EarthLink Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Boston Retail Partners, LLC, which is included in the 2016 consolidated financial statements of EarthLink Holdings Corp. and constituted $12.2 million of total assets as of December 31, 2016 and $4.7 million of revenues for the year then ended. Our audit of internal control over financial reporting of EarthLink Holdings Corp. also did not include an evaluation of the internal control over financial reporting of Boston Retail Partners, LLC.
In our opinion, EarthLink Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EarthLink Holdings Corp. as of December 31, 2015 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of EarthLink Holdings Corp. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2017

EARTHLINK HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2016
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,296	$51,529
Accounts receivable, net of allowance of $3,537 and $2,999 as of December 31, 2015 and 2016, respectively	74,724	76,765
Prepaid expenses	14,187	15,557
Other current assets	9,724	7,142
Total current assets	189,931	150,993
Property and equipment, net	372,504	331,119
Goodwill	137,751	142,411
Other intangible assets, net	25,325	2,360
Other long-term assets	9,141	8,763
Total assets	$734,652	$635,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,442	$15,782
Accrued payroll and related expenses	50,532	34,884
Other accrued liabilities	64,305	56,472
Deferred revenue	40,229	37,051
Current portion of long-term debt and capital lease obligations	6,787	4,444
Total current liabilities	180,295	148,633
Long-term debt and capital lease obligations	505,613	437,458
Long-term deferred income taxes, net	3,876	4,494
Other long-term liabilities	22,022	24,873
Total liabilities	711,806	615,458
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and 2016	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 200,207 and 201,879 shares issued as of December 31, 2015 and 2016, respectively, and 103,880 and 105,503 shares outstanding as of December 31, 2015 and 2016, respectively	2,002	2,019
Additional paid-in capital	2,026,638	2,016,575
Accumulated deficit	(1,260,937)	(1,253,257)
Treasury stock, at cost, 96,327 and 96,376 shares as of December 31, 2015 and 2016, respectively	(744,857)	(745,149)
Total stockholders’ equity	22,846	20,188
Total liabilities and stockholders’ equity	$734,652	$635,646

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2015	2016
	(in thousands, except per share data)
Revenues	$1,176,895	$1,097,252	$959,874
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	557,436	500,628	442,608
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	419,019	368,763	319,231
Depreciation and amortization	186,872	188,315	135,248
Impairment of long-lived assets	14,334	—	—
Restructuring, acquisition and integration-related costs	20,088	19,320	17,807
Total operating costs and expenses	1,197,749	1,077,026	914,894
Income (loss) from operations	(20,854)	20,226	44,980
Gain on sale of businesses	—	—	9,128
Interest expense and other, net	(56,261)	(50,972)	(40,660)
Loss on extinguishment of debt	—	(9,734)	(4,823)
Income (loss) from continuing operations before income taxes	(77,115)	(40,480)	8,625
Income tax benefit (provision)	4,744	(2,730)	(945)
Income (loss) from continuing operations	(72,371)	(43,210)	7,680
Loss from discontinued operations, net of tax	(381)	—	—
Net income (loss) and comprehensive income (loss)	$(72,752)	$(43,210)	$7,680

Basic net income (loss) per share
Continuing operations	$(0.71)	$(0.42)	$0.07
Discontinued operations	—	—	—
Basic net income (loss) per share	$(0.71)	$(0.42)	$0.07
Basic weighted average common shares outstanding	102,313	103,388	105,194

Diluted net income (loss) per share
Continuing operations	$(0.71)	$(0.42)	$0.07
Discontinued operations	—	—	—
Diluted net income (loss) per share	$(0.71)	$(0.42)	$0.07
Diluted weighted average common shares outstanding	102,313	103,388	108,596

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balance as of December 31, 2013	197,491	$1,975	$2,047,607	$(1,144,975)	(95,615)	$(742,389)	$162,218
Vesting of restricted stock units	1,132	11	(11)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(3,418)	—	—	—	(3,418)
Dividends paid on shares outstanding and restricted stock units	—	—	(16,013)	—	—	—	(16,013)
Change in dividends payable on restricted stock units	—	—	(5,383)	—	—	—	(5,383)
Stock-based compensation expense	—	—	12,600	—	—	—	12,600
Return of One Communications escrow shares	—	—	—	—	(56)	(258)	(258)
Repurchases of common stock	—	—	—	—	(656)	(2,210)	(2,210)
Net loss	—	—	—	(72,752)	—	—	(72,752)
Balance as of December 31, 2014	198,623	1,986	2,035,382	(1,217,727)	(96,327)	(744,857)	74,784
Vesting of restricted stock units and exercise of stock options	1,584	16	1,699	—	—	—	1,715
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(3,102)	—	—	—	(3,102)
Dividends paid on shares outstanding and restricted stock units	—	—	(26,388)	—	—	—	(26,388)
Change in dividends payable on shares outstanding and restricted stock units	—	—	4,453	—	—	—	4,453
Stock-based compensation expense	—	—	14,594	—	—	—	14,594
Net loss	—	—	—	(43,210)	—	—	(43,210)
Balance as of December 31, 2015	200,207	2,002	2,026,638	(1,260,937)	(96,327)	(744,857)	22,846
Vesting of restricted stock units and exercise of stock options	1,672	17	235	—	—	—	252
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,355)	—	—	—	(4,355)
Dividends paid on shares outstanding and restricted stock units	—	—	(22,023)	—	—	—	(22,023)
Change in dividends payable on shares outstanding and restricted stock units	—	—	(112)	—	—	—	(112)
Stock-based compensation expense	—	—	16,192	—	—	—	16,192
Return of One Communications escrow shares	—	—	—	—	(49)	(292)	(292)
Net income	—	—	—	7,680	—	—	7,680
Balance as of December 31, 2016	201,879	$2,019	$2,016,575	$(1,253,257)	(96,376)	$(745,149)	$20,188
The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:	(in thousands)
Net income (loss)	$(72,752)	$(43,210)	$7,680
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	186,872	188,315	135,248
Impairment of long-lived assets	14,334	—	—
Gain on sale of businesses	—	—	(9,128)
Non-cash income taxes	591	677	570
Stock-based compensation	12,600	14,594	16,192
Amortization of debt discount and issuance costs	4,104	3,703	3,091
Loss on extinguishment of debt	—	9,734	4,823
Other operating activities	(81)	356	(683)
Decrease (increase) in accounts receivable, net	8,191	17,892	(4,546)
Decrease (increase) in prepaid expenses and other assets	4,457	3,281	(1,861)
Decrease in accounts payable and accrued and other liabilities	(12,792)	(24,171)	(31,318)
(Decrease) increase in deferred revenue	(5,529)	(3,723)	5,897
Net cash provided by operating activities	139,995	167,448	125,965
Cash flows from investing activities:
Purchases of property and equipment	(102,863)	(87,468)	(84,071)
Purchase of business, net of cash acquired	—	—	(10,359)
Proceeds from sale of businesses	—	—	30,427
Other investing activities	86	—	—
Net cash used in investing activities	(102,777)	(87,468)	(64,003)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	89,761	67,522
Repayment of debt and capital lease obligations	(1,498)	(187,905)	(147,479)
Payment of dividends	(16,013)	(26,388)	(22,023)
Repurchases of common stock	(2,210)	—	—
Proceeds from exercises of stock options	—	1,715	251
Net cash used in financing activities	(19,721)	(122,817)	(101,729)
Net increase (decrease) in cash and cash equivalents	17,497	(42,837)	(39,767)
Cash and cash equivalents, beginning of year	116,636	134,133	91,296
Cash and cash equivalents, end of year	$134,133	$91,296	$51,529

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

On November 5, 2016, the Company entered into a definitive merger agreement with Windstream Holdings, Inc. (“Windstream”) under which the Company and Windstream will merge in an all-stock transaction valued at approximately $1.1 billion. Under the terms of the merger agreement, EarthLink’s shareholders will receive 0.818 shares of Windstream common stock for each EarthLink share owned. Upon closing of the transaction, Windstream shareholders will own approximately 51% and EarthLink shareholders will own approximately 49% of the combined company. The transaction was approved by the EarthLink and Windstream shareholders on February 24, 2017. The transaction remains subject to customary closing conditions and is expected to close in the first quarter of 2017.

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

Business Combinations

The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Comprehensive Income (Loss).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at amortized cost, which approximates fair value.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company's allowance for doubtful accounts was $3.5 million and $3.0 million as of December 31, 2015 and 2016, respectively. The Company's bad debt expense was $8.7 million, $6.2 million and $5.3 million during the years ended December 31, 2014, 2015 and 2016, respectively. The Company's write-offs of uncollectible accounts were $11.1 million, $8.9 million and $5.8 million during the years ended December 31, 2014, 2015 and 2016, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are recorded at acquisition date fair value. The costs of additions, replacements and substantial improvements are capitalized, while the costs of maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the Company removes the original cost and related accumulated depreciation and any gains and losses are included in income (loss) from operations in the Consolidated Statements of Comprehensive Income (Loss). Upon impairment, the Company accelerates depreciation of the asset and such cost is included in income (loss) from operations in the Consolidated Statements of Comprehensive Income (Loss).
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the year ended December 31, 2014, the Company recorded $14.3 million for impairment of long-lived assets, which consisted of impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. The impairment loss is classified within impairment of long-lived assets in the Consolidated Statement of Comprehensive Loss.
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
Asset Retirement Obligations
The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to restore to their previous condition upon exit from the lease. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset over the shorter of estimated useful life or lease term. The Company's asset retirement obligations were $3.3 million and $2.9 million as of December 31, 2015 and 2016, respectively, and are included in other long-term liabilities in the Consolidated Balance Sheets.
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

Cost of Revenues

Cost of revenues includes costs directly associated with providing products and services to the Company's customers. Cost of revenues does not include depreciation and amortization expense. Cost of revenues includes the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on online properties; and the cost of equipment sold to customers. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside of its network.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss). Advertising expenses were $7.8 million, $5.6 million and $5.8 million during the years ended December 31, 2014, 2015 and 2016, respectively.
Stock-Based Compensation
As of December 31, 2016, the Company had various stock-based compensation plans, which are more fully described in Note 11, "Stock-Based Compensation." The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Interest Expense and Other, Net
Interest expense and other, net, is comprised of interest expense incurred on the Company's debt and capital leases; amortization of debt issuance costs and debt discounts; interest earned on the Company's cash and cash equivalents; and other miscellaneous income and expense items. The following table presents the Company's interest expense and other, net, during the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Interest expense	$56,382	$49,979	$40,711
Other, net	(121)	993	(51)
Interest expense and other, net	$56,261	$50,972	$40,660

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

The following table presents summarized results of operations related to discontinued operations for the year ended December 31, 2014:

Year Ended
December 31, 2014
(in thousands)
Revenues	$116
Operating costs and expenses	(497)
Loss from discontinued operations, net of tax	$(381)

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Certain Risks and Concentrations
Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2015 and 2016, no customer accounted for more than 10% of gross accounts receivable.
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

The Company has elected to adopt the standard in the first quarter of the fiscal year ending December 31, 2018 utilizing the modified retrospective basis. The Company has established a cross-functional team to implement the standard and in the process of implementing changes to its systems, processes and internal controls to meet the standard's reporting and disclosure requirements. While the Company has not fully quantified the effects of the standard on its consolidated financial statements, the Company has determined that the requirement to defer incremental contract acquisition costs, including sales commissions, and recognize such costs over the contract period or expected customer life will result in the recognition of a deferred charge within the Company's consolidated balance sheets. The Company is continuing to evaluate the impact of the implementation of this standard on its financial statements.

Going Concern. In August 2014, the FASB issued authoritative guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements and to provide related footnote disclosures if so. The new standard is effective for fiscal years ending after December 31, 2016,

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and annual and interim periods thereafter. Early adoption is permitted. The Company adopted this standard in the fourth quarter of 2016. The adoption did not have a material impact on the Company's financial statements.

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

Restricted Cash. In November 2016, the FASB issued authoritative guidance that requires restricted cash to be included in the cash and cash equivalents balance in the statement of cash flows. An entity is required to reconcile total cash, cash equivalents and restricted cash in the statement of cash flows to the amounts in the balance sheet and disclose the nature of the restricted cash balances. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Goodwill. In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Instead, if "the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit." The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Earnings Per Share

The following table presents the computation for basic and diluted net income (loss) per share for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands, except per share data)
Numerator
Income (loss) from continuing operations	$(72,371)	$(43,210)	$7,680
Loss from discontinued operations, net of tax	(381)	—	—
Net income (loss)	$(72,752)	$(43,210)	$7,680

Denominator
Basic weighted average common shares outstanding	102,313	103,388	105,194
Dilutive effect of Common Stock Equivalents	—	—	3,402
Diluted weighted average common shares outstanding	102,313	103,388	108,596

Basic net income (loss) per share
Continuing operations	$(0.71)	$(0.42)	$0.07
Discontinued operations	—	—	—
Basic net income (loss) per share	$(0.71)	$(0.42)	$0.07

Diluted net income (loss) per share
Continuing operations	$(0.71)	$(0.42)	$0.07
Discontinued operations	—	—	—
Diluted net income (loss) per share	$(0.71)	$(0.42)	$0.07

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the years ended December 31, 2014 and 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of December 31, 2014 and 2015, the Company had 8.3 million and 8.7 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. During the year ended December 31, 2016, approximately 0.7 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

4.  Acquisition

On July 13, 2016, the Company acquired Boston Retail Partners, LLC (“BRP”), a privately-held management consulting firm focused on the retail industry, for initial consideration of approximately $11.7 million, plus possible earn-out payments which could increase the purchase price by up to $5.6 million. The primary purpose of the transaction was to provide additional professional services capabilities in connection with the Company's strategy to be a leading managed network, security and cloud services provider for multi-location retail and service businesses.

The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed of BRP were recognized at their acquisition date fair values. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $7.9 million of goodwill, $3.4 million of identifiable intangible assets, $1.5 million of net other assets and a $1.1 million liability for possible earn-out payments. The allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments, the fair value of intangible assets, income and non-income based taxes and residual goodwill. EarthLink has included the financial results of BRP in its consolidated financial statements from the date

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of acquisition. Pro forma financial information for BRP has not been presented, as the effects were not material to the Company's consolidated financial statements.

5.  Sale of Businesses

On February 1, 2016, the Company sold certain assets related to its IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in the Company's core business. The purchase price in the transaction was $29.6 million, subject to post-closing contingencies that could increase or decrease the purchase price by up to $5.0 million. The Company received $26.6 million of cash. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. The Company recognized a pretax gain of $6.3 million and recorded a $2.0 million deferred gain for contingent consideration. The gain is included in gain on sale of businesses in the Consolidated Statement of Comprehensive Income (Loss). The carrying amount of the IT services assets was $17.5 million, which included $11.4 million of property and equipment, $2.3 million of goodwill, $3.5 million of other intangible assets and $0.3 million of other assets and liabilities. Total revenue of the Company's IT services business was approximately $45.4 million, $45.1 million and $3.4 million, respectively, during the years ended December 31, 2014, 2015 and 2016. The sale of the IT services business did not represent a strategic shift in the Company's business nor did it have a major effect on the Company's consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. The IT services business was previously included in the Company's Enterprise/Mid-Market and Small Business segments.

On July 15, 2016, the Company sold approximately 12,000 consumer customer relationships to one of its network providers for $3.8 million of cash and recognized a pretax gain of $2.8 million. The gain is included in gain on sale of businesses in the Consolidated Statement of Comprehensive Income (Loss). The carrying amount of the disposed assets was $1.0 million. The customer relationships were previously included in the Company's Consumer segment.

6. Property and Equipment
The Company's property and equipment consisted of the following as of December 31, 2015 and 2016:

	December 31, 2015	December 31, 2016
	(in thousands)
Communications and fiber optic networks	$619,699	$634,936
Computer equipment and software	278,139	255,055
Land and buildings	42,477	42,623
Leasehold improvements	29,407	26,237
Office and other equipment	15,688	14,906
Work in progress	13,786	11,401
Property and equipment, gross	999,196	985,158
Less accumulated depreciation	(626,692)	(654,039)
Property and equipment, net	$372,504	$331,119

Depreciation expense, which includes amortization of property under capital leases, was $123.7 million, $122.2 million and $112.4 million for the years ended December 31, 2014, 2015 and 2016, respectively.

During the year ended December 31, 2016, the Company wrote-off, retired or impaired property and equipment that had a cost basis and accumulated depreciation of $64.9 million.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Goodwill and Other Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2016:

	Enterprise/	Small	Carrier/
	Mid-Market	Business	Transport	Consumer	Total
	(in thousands)
Balance as of December 31, 2015
Goodwill	$237,982	$57,137	$98,290	$88,920	$482,329
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	29,539	7,092	12,200	88,920	137,751

Goodwill acquired	7,947	—	—	—	7,947
Goodwill disposed	(1,516)	(746)	—	(1,025)	(3,287)
	6,431	(746)	—	(1,025)	4,660

Balance as of December 31, 2016
Goodwill	244,413	56,391	98,290	87,895	486,989
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	(344,578)
	$35,970	$6,346	$12,200	$87,895	$142,411

 Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets as of December 31, 2015 and 2016:

	As of December 31, 2015			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$346,825	$(323,365)	$23,460	$339,858	$(338,307)	$1,551
Developed technology and software	26,261	(24,396)	1,865	25,311	(25,311)	—
Trade names	1,521	(1,521)	—	1,801	(1,564)	237
Other	—	—	—	630	(58)	572
Other intangible assets, net	$374,607	$(349,282)	$25,325	$367,600	$(365,240)	$2,360

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology, trade names and other intangible assets using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2016, the weighted average amortization periods were 5.3 years for customer relationships, 4.7 years for trade names and 5.0 years for other identifiable intangible assets. As a result of a change in estimate for the estimated useful lives of certain customer relationships in December 2014, the results of operations for the year ended December 31, 2015 included additional amortization expense of $5.7 million, or $0.05 per share, respectively. During the year ended December 31, 2016, the Company sold intangible assets that had a gross carrying value of $10.4 million and a net carrying value of $3.5 million.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization of intangible assets, which is included in depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss), for the years ended December 31, 2014, 2015 and 2016 was as follows:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Amortization expense	$63,177	$66,164	$22,824

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $0.8 million, $0.8 million, $0.5 million, $0.1 million and $0.1 million during the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

Impairment Tests of Goodwill and Intangible Assets

Annual Test of Goodwill. Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to forgo the qualitative assessment of goodwill for its fiscal 2016 impairment test. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company identified four reporting units for evaluating goodwill for the 2016 annual impairment test, which were Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.

The Company estimated the fair values of its reporting units for its fiscal 2016 impairment test based on the income approach. This model uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value.

The annual impairment test during the fourth quarters of 2014, 2015 and 2016 indicated that the fair value of the Company's reporting units exceeded their carrying values.

2015 Interim Test of Goodwill. Prior to September 30, 2015, the Company identified two reporting units for evaluating goodwill, Business Services and Consumer Services. In connection with changes in the Company's organizational, operational and reporting structure, effective September 30, 2015, the Company identified four reporting units for evaluating goodwill: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. Each of these reporting units constituted a business for which discrete financial information is available and segment management regularly reviews the operating results. As a result of the change in reporting units, the Company performed an interim goodwill test immediately prior to the change in reporting units at the legacy reporting unit level and immediately after the change in reporting units at the new reporting unit level.

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

Definite-Lived Intangible Assets. The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2014, 2015 and 2016.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2015 and 2016:

	December 31, 2015	December 31, 2016
	(in thousands)
Accrued taxes and surcharges	$14,663	$13,766
Accrued communications costs	23,201	16,332
Customer-related liabilities	7,854	5,501
Accrued interest	3,822	2,712
Other	14,765	18,161
Total other accrued liabilities	$64,305	$56,472

9.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2015 and 2016:

	December 31, 2015	December 31, 2016
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Unamortized debt issue costs on senior secured notes due June 2020	(4,723)	(3,654)
Senior notes due May 2019	173,925	76,557
Unamortized discount and debt issue costs on senior notes due May 2019	(5,393)	(1,711)
Senior secured term loan	—	48,750
Unamortized debt issue costs on senior secured term loan	—	(541)
Senior secured revolving credit facility	35,000	10,000
Capital lease obligations	13,591	12,501
Carrying value of debt and capital lease obligations	512,400	441,902
Less current portion of debt and capital lease obligations	(6,787)	(4,444)
Long-term debt and capital lease obligations	$505,613	$437,458

2016 Transactions

During the the year ended December 31, 2016, the Company redeemed $90.0 million aggregate principal amount of its 8.875% Senior Notes due 2019 (the “Senior Notes”) at a redemption price equal to 102.219% of the principal amount thereof, plus accrued and unpaid interest. The Company used $34.0 million of existing cash, a $50.0 million term loan and $10.0 million under its senior secured revolving credit facility to fund the redemption, call premium and accrued interest. During the year ended December 31, 2016, the Company also repurchased $7.4 million outstanding principal of its 8.875% Senior Notes in the open market for $7.4 million, plus accrued and unpaid interest.

The Company recognized a $4.5 million loss on extinguishment of debt on the above transactions, consisting of the write-off of unamortized discount on debt, the write-off of debt issuance costs and payment of premium on the repurchase. The losses are included in loss on extinguishment of debt in the Consolidated Statement of Comprehensive Income (Loss). The payment of premiums is included in repayment of debt and capital lease obligations in the Consolidated Statement of Cash Flows.

During the year ended December 31, 2016, the Company repaid a total of $45.0 million of its senior secured revolving credit facility, and drew a total of $20.0 million of its senior secured revolving credit facility, for a net decrease of $25.0 million during the the year. On June 30, 2016, the Company refinanced its senior secured revolving credit facility. See "2016 Credit Facility" below for more information. As of December 31, 2016, the Company had $10.0 million outstanding under its senior secured revolving credit facility, which was classified within long-term debt and capital lease obligations.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015 Transactions

During the year ended December 31, 2015, pursuant to terms under the indenture and authorization by the Board of Directors, the Company redeemed $70.0 million aggregate principal amount of its Senior Notes at a redemption price of 104.438% of the principal amount thereof, or $73.1 million, plus accrued and unpaid interest. During the year ended December 31, 2015, the Company also repurchased $56.1 million outstanding principal of its Senior Notes in the open market for $58.3 million, plus accrued and unpaid interest.

The Company recognized a $9.7 million loss on extinguishment of debt on the above transactions during the year ended December 31, 2015, consisting of $5.2 million for premiums paid on the repurchase, $2.5 million for the write-off of unamortized discount on debt and $2.0 million for the write-off of unamortized debt issuance costs. The losses are included in loss on extinguishment of debt in the Consolidated Statement of Comprehensive Income (Loss). The payment of premiums is included in repayment of debt and capital lease obligations in the Consolidated Statement of Cash Flows.

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
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of December 31, 2016, the Company was in compliance with these covenants.

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  As of December 31, 2016, the indenture governing the Company's Senior Secured Notes permitted approximately $212.4 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of December 31, 2016, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments. As of December 31, 2016, the indenture governing the Company's Senior Notes permitted approximately $340.6 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2016 Credit Facility

General. In June 2016, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) providing for a new senior secured revolving credit facility with aggregate revolving commitments of up to $125.0 million and an up to $50.0 million delayed draw senior secured term loan (together, the "Credit Facility"). The senior secured revolving credit facility replaced the Company’s previous $135.0 million senior secured credit facility. The Company paid $2.5 million of transaction fees and expenses related to the new Credit Facility, which are being amortized to interest expense over the life of the Credit Facility. The payment of transaction fees is included in proceeds from issuance of debt, net of issuance costs, in the Consolidated Statement of Cash Flows. The Company wrote-off $0.2 million of unamortized debt issuance costs related to the previous $135.0 million senior secured revolving credit facility. The loss is included in loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income (Loss).

Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2016, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost was LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. As of December 31, 2016, the interest rate on the Company's senior secured revolving credit facility and term loan was 4.06%. As of December 31, 2016, $1.4 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit.

The amended and restated credit facility matures on June 30, 2021 and all amounts outstanding thereunder shall be due and payable in full, except that if the Company's Senior Secured Notes have not been repaid in full by February 29, 2020, the maturity date will be February 29, 2020. The term loan is subject to quarterly amortization of principal, commencing with the first fiscal quarter ending after the term loan is funded, as set forth as follows with the remaining outstanding principal amount (and any accrued and unpaid interest) due on February 29, 2020: Year 1, 5.0%; Year 2, 5.0%; Year 3, 7.5%, Year 4, 7.5%; and Year 5, 10.0%. During the year ended December 31, 2016, the Company made quarterly principal payments of $1.3 million on the term loan.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants as of December 31, 2016.

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

Capital Lease Obligations

The Company maintains capital leases relating to equipment and indefeasible right-to-use fiber agreements. Minimum lease payments under capital leases as of December 31, 2016 are as follows:

Year Ending December 31,	(in thousands)
2017	$3,427
2018	3,445
2019	3,475
2020	3,298
2021	2,122
Thereafter	911
Total minimum lease payments	16,678
Less amounts representing interest	(4,177)
Total capital lease obligations	$12,501

10.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of December 31, 2016, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

The Company repurchased 0.7 million of common stock under its share repurchase program for $2.2 million during the year ended December 31, 2014. The Company did not repurchase any common stock under its share repurchase program during the years ended December 31, 2015 or 2016.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Escrow Transactions

On April 1, 2011, the Company acquired One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. Pursuant to the One Communications merger agreement, the Company deposited shares into an escrow account to fund certain post-closing employment obligations and to secure potential post-closing working capital and other adjustments. The following table presents shares returned from the One Communications escrow fund and recorded as treasury stock for the years ended December 31, 2014 and 2016. No shares were returned from the One Communications escrow fund during the year ended December 31, 2015. As of December 31, 2016, no claims remained outstanding and the escrow has been closed.

	Year Ended December 31,
	2014	2016
	(in thousands)
Total shares returned	56	49
Total value of shares returned	$258	$292

Dividends

During the years ended December 31, 2014, 2015 and 2016, cash dividends declared were $0.20, $0.20 and $0.20 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $16.0 million, $26.4 million and $22.0 million, respectively, during the years ended December 31, 2014, 2015 and 2016. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

11.  Stock-Based Compensation

Stock-based compensation expense was $12.6 million, $14.6 million and $16.2 million during the years ended December 31, 2014, 2015 and 2016, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company's various stock incentive plans provide for the issuance of a maximum of 12.0 million shares, of which approximately 8.6 million shares were still available for grant as of December 31, 2016. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options Outstanding

The following table summarizes stock option activity as of and for the year ended December 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2015	908	$6.52
Granted	—	—
Exercised	(41)	6.08
Forfeited and expired	(184)	8.44
Outstanding as of December 31, 2016	683	6.04	6.0	$201
Vested and expected to vest as of December 31, 2016	647	6.07	5.9	$186
Exercisable as of December 31, 2016	444	6.39	5.6	$101

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2016 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2016. The total intrinsic value of options exercised during the year ended December 31, 2016 was not material. The total intrinsic value of options exercised during the year ended December 31, 2015 was $1.1 million. There were no stock option exercises during the year ended December 31, 2014. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. As of December 31, 2016, there was $0.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.0 year.

The following table summarizes the status of the Company’s stock options as of December 31, 2016:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	7.0	$4.97	150	$4.97
6.08	to	6.08	179	6.1	6.08	90	6.08
7.02	to	9.23	204	4.2	7.56	204	7.56
4.97	to	9.23	683	6.0	6.04	444	6.39

There were no stock options granted during the years ended December 31, 2015 and 2016. The fair value of stock options granted during the year ended December 31, 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2014
Dividend yield	4.02%
Expected volatility	46.77%
Risk-free interest rate	1.60%
Expected life	5 years

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $1.48 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2015	7,751	$4.58
Granted	3,582	5.24
Vested	(2,420)	4.90
Forfeited	(779)	4.55
Outstanding as of December 31, 2016	8,134	$4.77

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2015 and 2016 was $4.14, $4.60 and $5.24, respectively. The total fair value of shares vested during the years ended December 31, 2014, 2015 and 2016 was $8.0 million, $9.2 million and $13.5 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested. As of December 31, 2016, there was $18.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

12.   Profit Sharing Plans
The Company sponsors the EarthLink Holdings Corp. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $3.6 million, $3.9 million and $3.2 million during the years ended December 31, 2014, 2015 and 2016, respectively.

13.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Integration-related costs	$9,043	$5,924	$8,135
Severance, retention and other employee costs	9,297	9,798	3,753
Facility-related costs	1,744	3,598	669
Transaction-related costs	4	—	5,250
Restructuring, acquisition and integration-related costs	$20,088	$19,320	$17,807

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During the years ended December 31, 2014, 2015 and 2016, the Company recorded $9.1 million, $13.4 million and $4.4 million of restructuring costs, respectively, in connection with changes in its business strategy that resulted in reductions in workforce and the closing of certain sales offices and other facilities. Restructuring costs for the years ended December 31, 2014, 2015 and 2016 are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the years ended December 31, 2014, 2015 and 2016:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2013	$—	$5,064	$5,064
Accruals	7,337	1,744	9,081
Payments	(1,964)	(2,095)	(4,059)
Balance as of December 31, 2014	5,373	4,713	10,086
Accruals	9,798	3,598	13,396
Payments	(11,632)	(2,769)	(14,401)
Balance as of December 31, 2015	3,539	5,542	9,081
Accruals	3,753	669	4,422
Payments	(5,053)	(2,703)	(7,756)
Balance as of December 31, 2016	$2,239	$3,508	$5,747

As of December 31, 2015, $5.4 million of facility exit and restructuring liabilities were classified within current liabilities and $3.7 million were classified as other long-term liabilities. As of December 31, 2016, $3.6 million of facility exit and restructuring liabilities were classified within current liabilities and $2.1 million were classified as other long-term liabilities.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.  Income Taxes

The following table presents the components of the income tax benefit (provision) from continuing operations for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Current
Federal	$4,470	$—	$—
State	954	(1,974)	(370)
Foreign	(89)	(79)	(5)
Total current	5,335	(2,053)	(375)
Deferred
Federal	(637)	(634)	(542)
State	9	(52)	(28)
Foreign	37	9	—
Total deferred	(591)	(677)	(570)
Income tax benefit (provision) from continuing operations	$4,744	$(2,730)	$(945)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Federal income tax benefit (provision) at statutory rate (35%)	$26,990	$14,168	$(3,019)
State income taxes, net of federal benefit	2,885	1,351	(1,370)
Non-deductible expenses	(732)	(326)	(2,551)
Net change to valuation allowance	(29,565)	(15,165)	7,513
Change in state tax rate	241	(2,081)	(1,469)
Uncertain tax positions	5,140	(1,164)	(6)
Other	(215)	487	(43)
Income tax benefit (provision) from continuing operations	$4,744	$(2,730)	$(945)

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities include the following as of December 31, 2015 and 2016:

	As of December 31,
	2015	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$270,922	$274,709
Capital loss carryforward	1,493	—
Alternative minimum tax carryforward	14,952	14,952
Accrued liabilities and reserves	7,501	6,107
Accrued bonus	13,217	8,096
Subscriber base and other intangible assets	48,286	48,007
Other	16,990	18,782
Valuation allowance	(348,791)	(341,278)
Total deferred tax assets	24,570	29,375
Deferred tax liabilities:
Fixed assets	(19,280)	(21,015)
Accrued liabilities and reserves	(4,334)	(6,833)
Indefinite-lived intangible assets	(3,922)	(4,492)
Other	(910)	(1,529)
Total deferred tax liabilities	(28,446)	(33,869)
Net deferred tax liabilities	$(3,876)	$(4,494)

Effective tax rate. The effective rate of 11.0% for the year ended December 31, 2016 differs from the federal statutory rate of 35% primarily due to the change in valuation allowance, the impact of state taxes including the impact of changes in enacted state tax rates and the change in uncertain tax positions. Non-deductible expenses increased the effective tax rate by approximately 29.6%. The change in the valuation allowance recorded for the year ended December 31, 2016 decreased the effective tax rate by approximately 87.1%. State tax expense for the year end December 31, 2016 increased the effective tax rate by 15.9%. Change in state tax rates increased the effective tax rate by 17.0%. The current tax provision for the year ended December 31, 2016 was primarily related to state taxes. The non-cash deferred tax expense for the year ended December 31, 2016 was due primarily to the amortization of deferred tax liabilities with indefinite useful lives.

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

Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company has maintained a cumulative loss position since the period ended December 31, 2013. For purposes of assessing the realization of the deferred tax assets, this cumulative loss position is considered significant negative evidence. This cumulative loss position, along with the evaluation of all sources of taxable income available to realize the deferred tax asset, has caused management to conclude it is more likely than not that the Company will not be able to fully realize its deferred tax assets in the future. As a result, a full valuation allowance, exclusive of its deferred tax liabilities with indefinite useful lives, continues to be maintained against the Company’s net deferred tax assets.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2016, the Company reduced its valuation allowance related to its deferred tax assets by $7.5 million. As of December 31, 2016, the Company has recorded a valuation allowance of $341.3 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives.

Management assesses the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company improve and the deferred tax asset becomes realizable, the Company will reduce the valuation allowance through earnings.

The following table summarizes activity in the Company's valuation allowance, for both continuing and discontinued operations, for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Balance as of January 1	$(305,436)	$(333,627)	$(348,791)
Charges/credits to income tax (provision) benefit	(29,721)	(15,164)	7,513
Other adjustments	1,530	—	—
Balance as of December 31	$(333,627)	$(348,791)	$(341,278)

NOLs and tax credits. As of December 31, 2014, 2015 and 2016, the Company had gross NOLs for federal income tax purposes totaling approximately $666.2 million, $681.0 million and $695.2 million, respectively, which begin to expire in 2020. Of these federal NOLs approximately $253.8 million, $207.3 million and $188.2 million were limited under Internal Revenue Code Section 382 in 2014, 2015 and 2016, respectively. As of December 31, 2015 and 2016, the Company had net NOLs for state income tax purposes totaling approximately $32.6 million and $31.4 million, respectively, which began to expire in 2015. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carry forwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2016 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

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

As of December 31, 2015 and 2016, the Company had alternative minimum tax credits of approximately $15.0 million. These credits do not have an expiration date. As of December 31, 2015, the Company had capital loss carryforwards of approximately $1.5 million which were expected to be fully utilized as of December 31, 2016.

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, Georgia, California, Massachusetts, New York, North Carolina, Pennsylvania and Texas as material tax jurisdictions for purposes of calculating its uncertain tax positions. Periods extending back to 1997 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended December 31, 2016 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. As of December 31, 2015 and 2016, $0.8 million and $0.9 million, respectively, of interest and $0.1 million and $0.1 million of penalties, respectively, had been accrued. As of December 31, 2016, it is reasonably possible that approximately $2.1 million of the total gross uncertain tax positions recorded, including $0.8 million of associated interest and penalties, will reverse within the next twelve months, primarily due to the resolution of state tax examinations and the expiration of statutes of limitation in various jurisdictions.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of changes in the amount of unrecognized tax benefits for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Balance as of January 1	$21,628	$17,205	$18,357
Additions for tax positions of prior years	—	1,332	—
Reductions as a result of lapses in applicable statute of limitations	(4,423)	(180)	(229)
Balance as of December 31	$17,205	$18,357	$18,128

Of the total gross uncertain tax benefits recorded on the balance sheet, $1.5 million would impact the effective tax rate once settled.

15. Commitments and Contingencies
Operating leases
The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2014, 2015 and 2016 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $35.6 million, $32.2 million and $29.4 million, respectively.
Minimum lease commitments (including estimated operating expenses) under non-cancelable leases as of December 31, 2016 are as follows:

Year Ending December 31,	(in thousands)
2017	$31,533
2018	25,876
2019	20,991
2020	12,650
2021	9,143
Thereafter	11,692
Total minimum lease payments, including estimated operating expenses	111,885
Less aggregate contracted sublease income	(6,330)
$105,555
Purchase commitments
The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers under non-cancelable agreements. The following table summarizes commitments under these agreements as of December 31, 2016:

Year Ending December 31,	(in thousands)
2017	$49,908
2018	34,055
2019	18,583
2020	7,168
2021	2,767
Thereafter	4,710
Total	$117,191

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of the amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $7.9 million, $5.2 million and $1.6 million of net favorable disputes related to its billings to other carriers during the years ended December 31, 2014, 2015 and 2016, respectively, which are included in revenues in the Consolidated Statements of Comprehensive Income (Loss).
The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $12.4 million for unrecorded disputed amounts. The Company recognized $11.7 million, $12.0 million and $13.9 million for favorable disputes with telecommunication vendors during the years ended December 31, 2014, 2015 and 2016, respectively, which is included in cost of revenues in the Consolidated Statements of Comprehensive Loss.
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fair value of debt

The estimated fair value of the Company’s Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s senior secured term loan and senior secured revolving credit facility approximated their fair values as of December 31, 2015 and 2016. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2015 and 2016:

	As of December 31, 2015		As of December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$295,277	$305,439	$296,346	$316,200
Senior Notes	168,532	177,404	74,846	78,433
Senior secured term loan	—	—	48,211	48,750
Senior secured revolving credit facility	35,000	35,000	10,000	10,000
Total debt, excluding capital leases	$498,809	$517,843	$429,403	$453,383

17.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Cash paid during the year for interest	$52,317	$47,705	$38,730
Cash paid during the year for income taxes	1,071	625	1,158

18.  Segment Information

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Consumer. The Company’s Consumer segment provides nationwide Internet access and related value-added services to residential customers.

Change in Reporting Units

Prior to 2015, the Company operated two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provided a broad range of data, voice and managed network services to retail and wholesale business customers. The Company’s Consumer Services segment provided nationwide Internet access and related value-added services to residential customers. During the year ended December 31, 2015, the Company implemented certain organizational, operational and reporting changes that resulted in the disaggregation of its Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. The Consumer Services segment was not impacted. The Company reorganized its business around these business units to optimize operations. The Company began reporting the disaggregated information to its Chief Operating Decision Maker during the year ended December 31, 2015.

Segment information for the year ended December 31, 2014 has not been restated to reflect the Company’s new reportable segment structure. The Company began recording revenue and related cost of revenue transactions at the new segment level in 2015. Management has determined that it is impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information is not available.

Segment Results

The following table presents segment results under the Company’s current reportable segment structure for the years ended December 31, 2015 and 2016:

	Year Ended December 31,
	2015	2016
	(in thousands)
Enterprise/Mid-Market
Revenues	$444,968	$397,676
Cost of revenues (excluding depreciation and amortization)	221,347	203,928
Gross margin	223,621	193,748
Small Business
Revenues	297,039	223,776
Cost of revenues (excluding depreciation and amortization)	139,440	107,662
Gross margin	157,599	116,114
Carrier/Transport
Revenues	135,905	141,709
Cost of revenues (excluding depreciation and amortization)	61,979	63,158
Gross margin	73,926	78,551
Consumer
Revenues	219,340	196,713
Cost of revenues (excluding depreciation and amortization)	77,862	67,860
Gross margin	141,478	128,853
Total Segments
Revenues	1,097,252	959,874
Cost of revenues (excluding depreciation and amortization)	500,628	442,608
Gross margin	$596,624	$517,266

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a reconciliation of segment gross margin to consolidated income (loss) before income taxes for the years ended December 31, 2015 and 2016:

	Year Ended December 31,
	2015	2016
	(in thousands)
Segment gross margin	$596,624	$517,266
Operating costs and expenses:
Selling, general and administrative expenses	368,763	319,231
Depreciation and amortization	188,315	135,248
Restructuring, acquisition and integration-related costs	19,320	17,807
Total operating costs and expenses	576,398	472,286
Income from operations	20,226	44,980
Gain on sale of businesses	—	9,128
Interest expense and other, net	(50,972)	(40,660)
Loss on extinguishment of debt	(9,734)	(4,823)
Income (loss) from continuing operations before income taxes	$(40,480)	$8,625

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For comparability purposes, the following table presents segment results and a reconciliation to consolidated income (loss) from continuing operations before income taxes under the Company’s previous reportable segment structure for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Business Services
Revenues	$930,931	$877,912	$763,161
Cost of revenues (excluding depreciation and amortization)	469,523	422,766	374,748
Gross margin	461,408	455,146	388,413
Direct segment operating expenses	345,982	316,220	273,966
Segment operating income	$115,426	$138,926	$114,447
Consumer Services
Revenues	$245,964	$219,340	$196,713
Cost of revenues (excluding depreciation and amortization)	87,913	77,862	67,860
Gross margin	158,051	141,478	128,853
Direct segment operating expenses	43,615	30,731	29,020
Segment operating income	$114,436	$110,747	$99,833
Consolidated
Revenues	$1,176,895	$1,097,252	$959,874
Cost of revenues (excluding depreciation and amortization)	557,436	500,628	442,608
Gross margin	619,459	596,624	517,266
Direct segment operating expenses	389,597	346,951	302,986
Segment operating income	229,862	249,673	214,280
Depreciation and amortization	186,872	188,315	135,248
Impairment of long-lived assets	14,334	—	—
Restructuring, acquisition and integration-related costs	20,088	19,320	17,807
Corporate operating expenses	29,422	21,812	16,245
Gain on sale of businesses	—	—	(9,128)
Interest expense and other, net	56,261	50,972	40,660
Loss on extinguishment of debt	—	9,734	4,823
Income (loss) from continuing operations before income taxes	$(77,115)	$(40,480)	$8,625

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

Revenues by Products and Services

The Company generates revenues by providing a broad range of data, voice and managed network services to business and residential customers. The Company’s revenues primarily consist of the following:

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Monthly recurring charges for providing data, voice and managed network services; transmission capacity; and Internet access and related value-added services;

•	Usage revenues;

•	Equipment revenues; and

•	Non-recurring and other revenues, such as installation fees, termination fees and administrative fees.

The following table presents revenue detail for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Monthly recurring revenues	$1,021,931	$970,731	$841,989
Usage revenues	124,266	99,227	82,513
Equipment revenues	14,731	15,201	15,920
Non-recurring and other revenues	15,967	12,093	19,452
Total revenues	$1,176,895	$1,097,252	$959,874

19.   Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2016. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(unaudited) (in thousands, except per share data)
Revenues	$282,447	$283,664	$270,904	$260,237	$254,262	$240,357	$235,125	$230,130
Cost of revenues	129,462	127,048	122,391	121,727	115,206	110,934	109,540	106,928
Income (loss) from operations	5,091	10,566	5,750	(1,181)	14,432	15,648	11,116	3,784
Net income (loss) (1)(2)	(10,483)	(9,922)	(10,523)	(12,282)	7,867	4,115	230	(4,532)
Net income (loss) per share (3):
Basic	$(0.10)	$(0.10)	$(0.10)	$(0.12)	$0.08	$0.04	$—	$(0.04)
Diluted	$(0.10)	$(0.10)	$(0.10)	$(0.12)	$0.07	$0.04	$—	$(0.04)
_______________________________________________________________________________

(1)	The Company recognized a gain of sale of businesses of $5.7 million and $3.4 million during the three months ended March 31, 2016 and September 30, 2016, respectively.

(2)
The Company recognized $1.3 million, $6.0 million and $2.5 million of losses of extinguishment of debt during the three months ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively. The Company recognized $0.2 million, $0.2 million and $4.4 million of losses of extinguishment of debt during the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management has excluded Boston Retail Partners, LLC (“BRP”) from its assessment of internal control over financial reporting as of December 31, 2016 because this company was acquired by EarthLink in July 2016 and there was not sufficient time to assess the design and effectiveness of BRP's key internal controls prior to the conclusion of management's evaluation. Total revenues and total assets of BRP represented approximately 0.5%, or $4.7 million, and 2%, or $12.2 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2016 covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information about Directors

Set forth below is certain biographical information furnished to us by the current directors and the specific experience, qualifications, attributes and skills that lead the Board of Directors to conclude that each person should serve as a director.

Susan D. Bowick

Ms. Bowick (age 68) has served on our Board of Directors since May 2008. Ms. Bowick also served on the Board of Directors of Xura, Inc., a digital communications company, and was chairperson of this company’s Compensation and Leadership Committee, until August 2016 when the company was sold. Previously, Ms. Bowick was also a member of the Boards of Directors of Comverse Technology, Inc. and Verint Systems Inc. She served as the chairperson of the Compensation and Leadership Committee of both of these companies. Ms. Bowick has served as a consultant to several global technology companies, including IBM, SAP, Nokia and Nokia Siemens Networks. From 1977 to 2004, Ms. Bowick served in various executive positions with Hewlett‑Packard Company, a global information technology company, most recently as Executive Vice President, Human Resources and Workforce Development and as a member of the management executive committee.

Ms. Bowick’s previous senior leadership positions at Hewlett Packard have given her experience and global expertise valuable to our Board of Directors. Her service at Hewlett Packard and on the Xura, Inc., Comverse Technology, Inc. and Verint Systems Inc. Boards of Directors has given her significant experience with corporate governance and other matters important to public companies. Her extensive background in executive compensation and human resources issues is essential for our Leadership and Compensation Committee. In addition, her business development experience at Hewlett Packard, which included evaluating potential mergers and acquisitions and leading integration activities, and global operations experience, is valuable to our Board of Directors.

Joseph F. Eazor

Mr. Eazor (age 54) has served on our Board of Directors and as our Chief Executive Officer and President since January 2014. Prior to joining the Company, Mr. Eazor worked as a consultant. From August 2011 until February 2013, he was Executive Vice President and COO of Global Sales and Customer Operations at EMC Corporation, a global leader in IT and business transformation. Beginning in 2003 he held executive level positions at Electronic Data Systems Corporation, an information technology equipment and services company, until Hewlett‑ Packard’s acquisition of Electronic Data Systems Corporation in August 2008. Mr. Eazor went on to serve as Senior Vice President and General Manager of HP Enterprise Services at Hewlett‑Packard, an information technology corporation, from August 2008 to July 2010. From September 2010 to August 2011 he was a Director at McKinsey & Company, Inc., a management consulting firm. From 1999 to 2002 Mr. Eazor served as President, Chief Executive Officer and Director of Springbow Solutions, Inc., a company that developed and provided portal‑based internet solutions to companies. Mr. Eazor also serves on the Board of Directors of Commvault Systems, Inc. and Discover Financial Services.

As our Chief Executive Officer and President, Mr. Eazor’s extensive experience in technology and IT services is valuable to the Board of Directors in directing our future. Mr. Eazor’s experience as a senior technology executive at other IT services companies, as well as his prior consulting experience, provides the Board with substantial sales, strategic planning, and operational experience and industry insight as we continue to transform our Company and restructure our operations.

Kathy S. Lane

Ms. Lane (age 59) has served on our Board of Directors since July 2013. Ms. Lane also serves on the Board of Directors of Bob Evans Farms, Inc. and Armstrong Flooring, Inc. and serves on this company’s Audit and Nominating and Corporate Governance Committees. She has 30 years of IT experience, including CIO roles in the consumer products, financial services, utilities and retail industries. Most recently she was EVP/CIO of TJX Companies, Inc., a specialty apparel retailer, from October 2008 until her retirement in March 2013. Previously she was Group CIO at National Grid USA and SVP/CIO of Gillette Company and before that she held positions of increasing responsibility in IT at General Electric, Pepsi‑Cola International and Procter & Gamble. Ms. Lane has been active in many industry groups, including Oracle’s President’s Council. From 2002‑2013 she was a member of the CIO Strategy Exchange, a forum sponsored by Kleiner Perkins Caulfield Byers and Ostriker von Simson to evaluate emerging, innovative technologies.

In her multiple CIO roles, Ms. Lane had extensive experience with technical strategy, ecommerce technologies, and cyber security, in addition to computer and communications deployment, operations and support. From these CIO roles, Ms. Lane provides the board with a substantial IT background, which is valuable as we optimize our core IT service platforms and capabilities. Ms. Lane’s experience on the Board of Directors, Audit Committee and Nominating and Governance Committee of another public company also provides us with substantial governance experience.

Garry K. McGuire

Mr. McGuire (age 70) has served on our Board of Directors since July 2011. From September 2000 until his retirement in December 2006, Mr. McGuire served as Chief Financial Officer and Senior Vice President, Corporate Development of Avaya, Inc., a provider of unified communications, contact centers, data solutions and related services. From January 2007 until March 2007, Mr. McGuire served as a consultant to Avaya, Inc. Previously, he was President and Chief Executive Officer of Williams Communications Solutions LLC and President of NORTEL Communications Systems, Inc. Mr. McGuire had been a member of the Board of Directors of Telcordia Technologies Inc., a developer of IP, wireline and mobile communications software and services, from December 2006 until January 2012 when Telcordia was acquired by Ericsson AB. He was the Chairman of Telcordia’s Board from November 2010 until January 2012.

Mr. McGuire provides the Board of Directors extensive financial experience gained through his prior service as a Chief Financial Officer of a public company which provides him with the expertise to serve as our Audit Committee Chairperson and financial expert. This experience, as well as his prior service as a Chief Executive Officer, enables Mr. McGuire to provide critical insight to our business strategy as well as to our financial reporting and risk management process.

R. Gerard Salemme

Mr. Salemme (age 63) has served on our board since October 2013. Mr. Salemme is a private investor and consultant in the telecommunications industry. Since 1997, he has been a partner in Eagle River Holdings, Inc., a private investment firm formed by Craig McCaw, which has led to his involvement in telecommunications investment, strategy and regulatory policy for McCaw Cellular, and for Eagle River portfolio companies, including XO Communications, Clearwire and Pendrell Corporation. Mr. Salemme is a member of the Board of Directors of Pendrell, an investment, advisory services and asset management firm. From March 2011 to March 2015, he served as Chief Strategy Officer and Executive Vice President at Pendrell. Mr. Salemme also serves as Chairman of the Board of Directors for RECON Dynamics, LLC, a privately held company offering wireless asset management solutions, and as a member of the Board of Directors of Taqua, LLC, a supplier of communications systems, applications and services. In the public sector, Mr. Salemme has served as Senior Telecommunications Policy Analyst for the U.S. House of Representatives Subcommittee on Telecommunications and Finance and as Chief of Staff to Congressman Ed Markey of Massachusetts.

Mr. Salemme brings to the Board of Directors nearly 30 years of telecommunications experience in both the private and public sectors. His broad range of experience in industry strategic planning and investments as well as in regulatory policy provides the Board of Directors with important skill sets.

Julie A. Shimer

Dr. Shimer (age 64) has served on our Board of Directors since July 2013 and has served as our Chairman of the Board since February 2014. She is currently a private investor and has 30 years of product development experience, including many years with major communications companies. From March 2007 to April 2012 she served as Chief Executive Officer of Welch Allyn, Inc., a manufacturer of frontline medical products and solutions, having served on the board of directors beginning in July 2002. Previously Dr. Shimer was President and Chief Executive Officer of Vocera Communications, Inc., a provider of wireless communications systems, also serving on the board of directors. She also has served as general manager at 3Com Corporation and Motorola and has been a product development leader at Motorola and AT&T Bell Laboratories. Dr. Shimer also serves as a director of Netgear, Inc., a home and small business network solutions provider, and Halyard Health, Inc., a medical technology company. She also has served as the Chairwoman of Empire State Development Corp., the State of New York’s economic development organization.

Dr. Shimer brings to the Board her extensive background in communications and networking product development. Additionally, her prior experiences both as Chief Executive Officer of two private companies and as a public company director and compensation committee member enable Dr. Shimer bring to the Board valuable managerial skills.

Marc F. Stoll

Mr. Stoll (age 46) has served on our Board of Directors since April 2016. From October 2014 to March 2015, Mr. Stoll served as Chief Financial Officer at Anaplan, Inc., a privately-held provider of a cloud-based business modeling and planning platform for sales operations and finance. From 2008 to 2013, Mr. Stoll served as Vice President, Worldwide Sales at Apple, Inc. From 2007 to 2008, he served as Corporate Senior Vice President and Corporate Controller at CA, Inc., a systems software provider. From 2002 to 2004, Mr. Stoll served as Vice President, Technology Equity Research at Julius Baer Investment Management, a Swiss banking group. Mr. Stoll currently serves as a member of the board of directors of Arista Networks, Inc. (NYSE:ANET), a computer networking company, and is a member of the audit committee and the nominating and governance committee.

Mr. Stoll’s significant financial expertise and executive experience are important to our Board of Directors and the Audit Committee. Additionally, Mr. Stoll’s service on other boards and audit committees gives him public company leadership experience that he can share with the Board.

Walter L. Turek

Mr. Turek (age 64) has served on our Board of Directors since October 2015. Mr. Turek has served as Executive Chairman at Ascentis Corporation, a provider of human resources software and solutions, since 2011. He previously served as Senior Vice President of Sales and Marketing at Paychex, Inc., a publicly‑traded, leading provider of payroll and human resource services solutions, from October 2002 to May 2009. In 2009, Mr. Turek co‑founded Mykonos Software, Inc., a provider of fraud and theft security solutions for internet websites. Mr. Turek currently serves on the Board of Directors of Spark Networks, Inc. and BlueTie, Inc. and previously served on the Board of Directors of Greenway Medical Technologies, Inc. from 2005 to 2013 and of Mykonos Software, Inc. from 2009 to 2012.

Mr. Turek’s substantial executive experience in sales and marketing and knowledge of the software industry will be invaluable to our growth as a nationwide managed network, security and cloud solutions provider. Additionally, Mr. Turek’s service on other boards and in senior management positions gives him leadership and governance experience from which our Board can benefit.

Information about Executive Officers

Our executive officers serve at the discretion of the Board of Directors, and serve until they resign, are removed or are otherwise disqualified to serve, or until their successors are elected and qualified. Our executive officers presently include: Joseph F. Eazor, Louis M. Alterman, Valerie C. Benjamin, Gerard Brossard, Samuel R. DeSimone, Jr., John T. Dobbins, Bradley A. Ferguson and Richard C. Froehlich. The following sets forth biographical information for our executive officers who are not directors. Biographical information for Mr. Eazor, who is also a director, is provided in the section above entitled “Information about Directors.”

Louis M. Alterman - Executive Vice President, Chief Financial Officer

Mr. Alterman (age 39) has served as our Executive Vice President, Chief Financial Officer since April 2015. He previously served as our Executive Vice President, Strategy, Operations and Transformation from September 2014 to April 2015. From August 2012 to September 2014, Mr. Alterman served as our Senior Vice President, Finance and Treasurer. From August 2008 to August 2012, Mr. Alterman served as our Vice President, Finance and Investor Relations. From May 2003 to August 2008, Mr. Alterman served in a number of roles across Finance, M&A and Internal Audit. Prior to joining EarthLink, Mr. Alterman held positions at BellSouth Corporation and A.G. Edwards and Sons, Inc.

Valerie C. Benjamin - Senior Vice President, Human Resources

Ms. Benjamin (age 48) has served as our Senior Vice President, Human Resources since April 2014. Ms. Benjamin previously served as our Vice President, Human Resources from 2012 to April 2014. From 2009 to 2012 she led Corporate HR and Change Management at Constellation Brands, Inc., a premium wine company. Prior to this she led the Talent Management Group at The Continuous Learning Group, Inc., a performance improvement consulting firm, from 2007 to 2009. From 1995 to 2007, she worked at Accenture, a management consulting and technology services company, in a variety of consulting and human resources roles, including as the Global Director, Leadership, Culture and Values.

Gerard Brossard - Executive Vice President and Managing Director, Enterprise/Mid‑Market

Mr. Brossard (age 52) has served as our Executive Vice President and Managing Director, Enterprise/Mid‑Market since April 2015. Prior to joining the Company, Mr. Brossard served as Senior Vice President, Global Head of Business Planning and Operations at Visa Inc. since 2014. From 2013 to 2014, he served in a variety of advisory and consultative roles at several technology companies, including EarthLink. From 2000 to 2012, Mr. Brossard served in various executive positions with Hewlett‑Packard Company, most recently as General Manager of its Rich Media Management Solutions division. From 2010 to 2012, Mr. Brossard served on the board of directors of MPhasis, an information technology solutions provider which is majority owned by Hewlett‑Packard.

Samuel R. DeSimone, Jr. - Executive Vice President, General Counsel and Secretary

Mr. DeSimone (age 57) has served as our Executive Vice President, General Counsel and Secretary since February 2000. Prior to that, Mr. DeSimone served in such capacities at MindSpring Enterprises Inc. since November 1998 prior to its merger with EarthLink Network, Inc. in February 2000. From September 1995 to August 1998, Mr. DeSimone served as Vice President of Corporate Development with Merix Corporation, a printed circuit board manufacturer. From June 1990 to August 1995, he was an associate attorney and a partner with Lane Powell Spears Lubersky of Portland, Oregon.

John T. Dobbins - Executive Vice President and Managing Director, Network Operations and Carrier

Mr. Dobbins (age 41) has served as our Executive Vice President and Managing Director, Network Operations and Carrier since April 2015. Previously, Mr. Dobbins served as our Executive Vice President, Network Operations since April 2014 and as our Senior Vice President, Network and Access Management from October 2013 to April 2014. Prior to joining the Company, Mr. Dobbins served as Vice President of Network and Access Optimization for XO Communications, a communications service provider, from 2011 to 2013. From 2006 to 2011, Mr. Dobbins served in a variety of sales, product management and access management roles at Global Crossing Telecommunications, a telecommunications company, prior to the sale of the company to Level 3 Communications.

Bradley A. Ferguson - Executive Vice President, Corporate Development and Managing Director, Consumer and Small Business

Mr. Ferguson (age 46) has served as our Executive Vice President, Corporate Development and Managing Director, Consumer and Small Business since April 2015. Previously, he served as our Executive Vice President, Chief Financial Officer and Principal Accounting Officer from August 2009 to April 2015. Mr. Ferguson has been an officer of our Company since the merger of EarthLink Network, Inc. and MindSpring Enterprises, Inc. in February 2000 and was an officer of MindSpring Enterprises, Inc. prior to that time. Prior to joining MindSpring, Mr. Ferguson was a member of the audit practice at Arthur Andersen LLP.

Jacob J. Ferro, Jr. - Executive Vice President, Chief Information Officer and Products

Mr. Ferro (age 48) has served as our Executive Vice President, Chief Information Officer and Products since July 2016. From January 2012 to July 2016, Mr. Ferro served as the Chief Information Officer for the American Cancer Society, a volunteer health organization. From August 2011 to January 2012, he served as the Senior Vice President and Chief Information Officer for AdCare Health Systems, a health care facility management company. Prior to joining AdCare Health Systems, Mr. Ferro spent seven years at American International Group (AIG), including as Vice President and Chief Information Officer for AIG Aerospace, an aerospace insurer. Prior to that, he served as Chief Financial Officer for Operations and Systems for AIG Aerospace.

Richard C. Froehlich - Executive Vice President, Chief Commercial Officer

Mr. Froehlich (age 53) has served as our Executive Vice President, Chief Commercial Officer since April 2015. He previously served as our Executive Vice President, Products and Consumer since he joined the Company in April 2014. Mr. Froehlich served as Vice President-Operating Partner in the mobile and wireless division of McWane Technology from January 2014 to April 2014. Mr. Froehlich also previously worked for EMC Corporation, where he served as the Senior Vice President/General Manager of Global OEM products and sales from June 2012 to June 2013. Mr. Froehlich held a variety of product, P&L and sales roles at Oracle Communications, from February 2011 to June 2012 and Dell, Inc., from 2000 to 2010. Prior to joining Dell, Mr. Froehlich was a principal with management consulting firm A.T. Kearney from 1995-2000. Mr. Froehlich started his career in various finance roles at Procter & Gamble.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of ownership and changes in ownership of such stock with the SEC. These persons are also required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during the year ended December 31, 2016, except that a Form 4 reporting the vesting of restricted stock units awarded to Walter Turek was filed late due to an administrative error.

Codes of Ethics

We have a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. We also have a Code of Business Conduct and Ethics for directors, officers and employees. Copies of each of these codes may be found at the following website, www.earthlink.com. You will find the codes by selecting the following links: “About Us,” then “Investor Relations” and then “Corporate Governance.”

Committees of the Board of Directors

We have the following standing committees of our Board of Directors: Leadership and Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee. Each committee has a charter which is available for review at the following website, www.earthlink.com. The charters may be found by clicking “About Us,” then “Investor Relations” and then “Corporate Governance.”

Leadership and Compensation Committee

The Leadership and Compensation Committee presently consists of Ms. Bowick (Chairperson), Ms. Lane, Mr. McGuire and Mr. Turek. The Leadership and Compensation Committee met six times during the year ended December 31, 2016. The Leadership and Compensation Committee establishes and approves cash and long-term incentive compensation for our executive officers and directors. The Leadership and Compensation Committee also administers our equity‑based compensation plans.

The Board of Directors has determined that the members of our Leadership and Compensation Committee are independent as defined in Rule 5605(d)(2)(A) of the Nasdaq Listing Rules for Nasdaq-listed companies, are “non‑employee directors” as defined in Securities and Exchange Commission, or SEC, Rule 16b‑3, and are “outside directors” as defined in Internal Revenue Code Section 162(m).

The Leadership and Compensation Committee is authorized to retain outside independent compensation consultants to provide information and advice concerning compensation. During 2016, the Leadership and Compensation Committee engaged the outside independent consulting firm of Frederic W. Cook & Co., Inc. (“Frederic Cook”) as part of its review of compensation. The nature and scope of Frederic Cook’s assignment is described in Item 11 of this Form 10-K. In retaining Frederic W. Cook & Co., the Leadership and Compensation Committee considered the six factors set forth in Section 10C‑1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, and based on such consideration determined that the work of Frederic Cook did not raise any conflict of interest.

Audit Committee

The Audit Committee presently consists of Mr. McGuire (Chairperson), Mr. Salemme, Dr. Shimer and Mr. Stoll. The Audit Committee met five times during the year ended December 31, 2016. The Audit Committee is responsible for selecting our independent registered public accounting firm, reviewing the results and scope of audits and other services provided by our independent registered public accounting firm, reviewing the results and scope of audits performed by our internal auditors, and reviewing and evaluating our financial reporting and disclosure processes and internal control functions, including management’s evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Board of Directors has determined that the members of our Audit Committee are independent as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules for Nasdaq‑listed companies and Sections 10A(m)(3)(a) and (B) of the Securities Exchange Act. In addition, the Board of Directors has determined that all members of our Audit Committee are financially literate as prescribed by the Nasdaq Listing Rules and that Mr. McGuire and Mr. Stoll are each an “audit committee financial expert,” within the meaning of the regulations promulgated by the SEC.

No member of the Audit Committee received any payments during 2016 from us or our subsidiaries other than compensation received as a director of EarthLink

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee presently consists of Dr. Shimer (Chairperson), Ms. Lane and Mr. Salemme. The Corporate Governance and Nominating Committee met 10 times during the year ended December 31, 2016. The Corporate Governance and Nominating Committee is responsible for overseeing our corporate governance principles, guidelines and practices, overseeing our regulatory compliance and applicable public policy and legislative matters and identifying, nominating, proposing and qualifying nominees for open seats on the Board of Directors.

The Board of Directors has determined that the members of our Corporate Governance and Nominating Committee are independent as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules for Nasdaq-listed companies.

Item 11.    Executive Compensation.

Executive Compensation

Compensation Discussion and Analysis

Guiding Philosophy

Our primary executive compensation goals are to:

•	offer competitive compensation to attract and retain talented executives;

•	link annual cash incentives to achievement of performance objectives that tie directly to our strategic and operational goals; and

•	align executives’ interests with long-term stockholder value creation.

To achieve these goals, we use a “Total Rewards” approach establishing a compensation package of separate, but integrated components, including: base salary, short-term annual incentives (or STI), long-term compensation incentives (or LTI), and health and welfare and other benefits. We believe using this Total Rewards approach allows us to create leverage from a combination of incentives which in the aggregate will drive behaviors that build stockholder value.

This “Compensation Discussion and Analysis” describes the executive compensation programs we implemented in 2016 in order to advance our evolving business strategy.

2016 Business and Compensation Overview

In 2016, under the leadership of our Chief Executive Officer, we continued to advance our strategy of increasing our focus on our core businesses while improving our operating efficiency and strengthening our balance sheet. Our 2016 financial results reflected our success in these objectives. In 2016, we:

•	generated $214.2 million in Adjusted EBITDA[1]

•	generated $130.2 million of Unlevered Free Cash Flow[1];

•	returned to stockholders approximately $22.0 million through dividends; and

•	reduced our gross outstanding debt by approximately $73.6 million.

1 Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income taxes, depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, gain on sale of businesses and loss on extinguishment of debt. Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income taxes, depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, gain on sale of businesses and loss on extinguishment of debt, less cash used for purchases of property and equipment. See “Non-GAAP Financial Measures” in Item 7 of this Form 10-K for a reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow to the most comparable measures reported in accordance with U.S. generally accepted accounting principles.

In November 2016, we entered into a definitive merger agreement with Windstream Holdings, Inc. (“Windstream”) under which EarthLink and Windstream will merge in an all-stock transaction valued at approximately $1.1 billion. Under the terms of the merger agreement, EarthLink’s stockholders will receive 0.818 shares of Windstream common stock for each EarthLink share owned. Upon closing of the transaction, we expect that Windstream stockholders will own approximately 51% and EarthLink stockholders will own approximately 49% of the combined company. The transaction was approved by the EarthLink and Windstream stockholders on February 24, 2017. The transaction remains subject to customary closing conditions and is expected to close in the first quarter of 2017.

In 2016, our Leadership and Compensation Committee (the “Committee”) adopted a compensation strategy designed to continue to reward cash generation and operating efficiency as well as new revenue generation and customer churn management. Our 2016 short-term incentive plan was based on revenue (50%), Adjusted EBITDA (25%) and “free cash flow” (25%).1 The plan also included an individual performance factor. In order to emphasize the importance of these performance measures to achieving our overall corporate strategy, our 2016 long-term incentive program included performance-based restricted stock units (“RSUs”) with the same performance objectives as our short‑term incentive plan. This emphasis on annual operating performance combined with equity award vesting requirements and executive stock ownership requirements links executives to long‑term stockholder value creation.

We believe our 2016 compensation results are consistent with our strong 2016 performance and that incentive awards earned by our executives reflected our performance in 2016. The Committee determined to pay out the portion of the awards earned under the 2016 short‑term incentive plan that were based on corporate performance objectives at 117.5% of target and the 2016 performance-based RSUs at 100% of target.

Compensation Practices and Policies

The Committee engages in an ongoing review of our executive compensation programs to ensure they support our compensation philosophy and objectives. In connection with this ongoing review, the Committee continues to implement and maintain best practices for executive compensation. These best practices include the following, each of which reinforces our compensation philosophy:

Compensation Practice	EarthLink Policy
Pay for Performance	A significant portion of our compensation to our Named Executive Officers, including all of our STI and 50% of our LTI, is at risk based on performance.
Stock Ownership Guidelines	We have meaningful stock ownership guidelines for our executive officers, including our Named Executive Officers, and each of our executive officers complies with these guidelines.
Independent Compensation Consultation
The Committee retains an independent compensation consultant. In February 2017, the Committee determined that the work performed for the Committee by Frederic W. Cook & Co., Inc. did not raise any conflict of interest.

Compensation Recoupment Policy	We may obtain the reimbursement of improperly awarded incentive compensation in the event the Company restates its financial statements.
Prohibition on Hedging and Pledging Transactions
We prohibit executive officers, directors and employees from engaging in transactions involving Company securities that hedge or offset any decreases in the market value of such securities, including put or call options, pledges, any other form of hedging transactions, margin purchases of Company stock or short sales. We also prohibit pledging of our Common Stock to secure loans.

No Tax Gross‑Ups	We do not pay tax gross-ups for payments relating to a change in control or with respect to perquisites.
Limited Executive Perquisites	We provide only limited executive perquisites.
Employment Agreement with CEO Only	We have only one employment agreement, which is with our Chief Executive Officer.
Benchmarking Process	The Committee reviews the external marketplace in order to set market‑based pay levels and consider best practices when making compensation decisions.
Annual Say‑on‑Pay	We value our stockholders’ input on our executive compensation programs. We seek an annual non‑binding vote on our executive compensation policies.

Say-on-Pay Consideration

We held our 2015 annual “say on pay” vote on our executive compensation policies at our 2015 Annual Meeting of Stockholders in April 2015. Over 95% of the shares present or represented and entitled to vote on the proposal at the 2015 Annual Meeting of Stockholders were voted for the non‑binding advisory resolution approving the compensation of our Named Executive Officers. Stockholder input on executive compensation is important to the Committee and management and, accordingly, management seeks this input in meetings with investors.

The Committee considered the “say on pay” feedback from the 2015 Annual Meeting of Stockholders when setting the 2016 compensation programs. We held our 2016 annual “say on pay” vote on our executive compensation policies at our 2016 Annual Meeting of Stockholders in April 2016. Over 98% of the shares present or represented and entitled to vote on the proposal at the

2016 Annual Meeting of Stockholders were voted for the non-binding advisory resolution approving the compensation of our Named Executive Officers.

The Committee believes that these voting results reflect our stockholders' support for our executive compensation objectives, program and rationale.

Overview of 2016 Executive Compensation Program

The Committee's objective for the 2016 executive compensation program was to incentivize the accomplishment of key company objectives as follows:

Key Corporate Objective	Incentive Used
Balance operational and financial success	The 2016 STI tied to each of Adjusted EBITDA, CAPEX & Restructuring Costs and Operational Metrics
Deliver target cash generation	50% of 2016 performance-based RSUs tied to Levered Free Cash Flow
Deliver target revenue	50% of 2016 performance-based RSUs tied to revenue generation

As detailed below, the Committee believes total direct compensation for our Named Executive Officers, both on a targeted and actual basis, was reasonable and within the range of compensation offered by comparison companies and reflected our strong financial performance in 2016 and our continuing progress in transforming our company. The Committee also believes the 2016 compensation design was effective in providing meaningful rewards for achieving business objectives that our Board of Directors believes should lead to future overall stockholder value creation.

Compensation Review Process

The table below outlines the roles and responsibilities related to executive compensation:

Leadership and Compensation Committee
Designs, evaluates and approves our executive compensation plans, policies and programs
Approves the total compensation for our executive officers
Determines the compensation programs for the members of our Board of Directors and its committees
Administers our equity‑based compensation plans
Reviews whether the work performed for the Committee by Frederic W. Cook & Co., Inc. and other Committee advisors raises any conflict of interest
Conducts a review of our management personnel and conducts management succession planning at least annually

Independent Board Members
Reviews and evaluates the goals and objectives relevant to the compensation of our Chief Executive Officer annually
Evaluates the performance of our Chief Executive Officer in light of his goals and objectives annually
Provides final review of our Chief Executive Officer’s goals and objectives and compensation

Frederic W. Cook & Co., Inc. (Independent Consultant to the Committee)
Participates in substantially all Committee meetings
Reviews materials in advance, and provides to the Committee additional information on market trends
Provides advice, research and analytical services on a variety of subjects, including compensation of our Named Executive Officers, nonemployee director compensation, Chief Executive Officer employment agreement, change in control and severance plans and stock ownership guidelines as well as general executive compensation trends

Chief Executive Officer
Proposes compensation for our other executive officers
Works with the Committee to determine the business performance targets in our bonus plans
Attends Committee meetings, except for executive sessions related to his compensation
Does not make recommendations to the Committee regarding his annual base salary, his equity compensation awards or other long‑term incentives or his annual bonus plan target payment and does not participate in Committee meetings when his compensation is discussed

Other Members of Management
Our Senior Vice President, Human Resources together with the Committee's external consultant, prepares materials for the Committee using market data from both broad‑based and targeted national compensation surveys

In determining compensation, the Committee generally takes into account our business strategy, internal pay equity, external market competitiveness in light of general economic trends, and individual and business performance.

Compensation Consultant. The Committee uses Frederic W. Cook & Co., Inc. as its independent compensation consultant. The role of the consultant is to provide advice and counsel to the Committee. In 2016, the consultant performed work at the direction and under the supervision of the Committee, and the Committee did not delegate authority to consultants or to other parties. The Committee confers with its outside consultant without management present to discuss Chief Executive Officer Compensation. The Committee's consultant at times works directly with management on behalf of the Committee, but under direction and approval of the Committee. The Committee’s consultant provides no other services to the Company.

Competitive Market Information. To ensure that our compensation programs are competitive, the Committee compares our compensation practices to the competitive market using published proxy and survey data. For 2016, the Committee referred to the following comparison group:

Cincinnati Bell Inc.	Internap Corporation
Cogent Communications Holdings, Inc.	Ntelos Holdings Corp.
Consolidated Communications Holdings Inc.	Premiere Global Services, Inc.
Equinix Inc.	Rackspace Hosting, Inc.
FairPoint Communications, Inc.	Vonage Holdings Corp.
Frontier Communications Corp.	Windstream Holdings, Inc.
GTT Communications, Inc.	Zayo Group, LLC
IDT Corporation

The Committee also continued to use established data bases as a “check and balance” for the comparison group. These databases were Equilar's Executive Insight Database of telecom companies with annual revenue of $1 billion to $3 billion and the Radford Global Technology Executive Survey of companies with annual revenue of $1 billion to $3 billion. The Committee was provided information relating to these databases because they contain a sufficient number of comparator companies to provide reliable benchmarks for each of our executive positions.

The Committee used data from these sources to evaluate base salary, target annual incentive levels and total direct compensation for our Named Executive Officers. Management provided the Committee with comparisons for base salary, total annual cash compensation (base salary plus annual incentives at both target incentive levels and actual performance‑based incentive levels) and total direct compensation (base salary, annual incentives and long‑term incentives).

Executive Individual Performance. The Committee also takes into consideration individual performance so that executive compensation reflects past performance as well as future potential and adequately differentiates between executive officers, based on the scope and complexity of the executive officer’s job position, market comparisons and individual performance. As a result the Committee does not establish executive compensation levels to achieve a mathematically precise market position.

The Chief Executive Officer's performance is reviewed annually by the Committee and the Board of Directors prior to considering changes in base salary, short‑term incentive payouts and total compensation. In February 2017, the members of the Committee and the other independent directors reviewed Mr. Eazor’s annual performance in light of Company performance and the 2016 corporate priorities that had been established by the Board of Directors. The 2016 corporate priorities are set forth below.

•	Achieve corporate financial and operating targets, both overall and by business unit

•	Develop a three-year product roadmap with competitive analysis/differentiation

•	Develop a three-year internal systems and cyber security roadmap

•	Business unit objectives:

◦	Enterprise/Mid‑Market - demonstrate market/sales momentum, redesign Quote to Cash process, upgrade leadership team

◦	Small Business Unit - define product and market growth strategy, reduce churn

◦	Network and Carrier/Transport - continue momentum in Transport sales, establish product and market strategy for Wholesale, meet COR reduction target

◦	Consumer - improve partner management, develop product and market strategy, reduce churn -

•	Continue to improve on corporate culture, complete talent succession and development plans, improve and balance leadership and talent, and invest in training

•	Continue to optimize balance sheet.

The Committee determined that through his leadership, the Company met or exceeded all the objectives.

In evaluating the individual performance of each of the other Named Executive Officers in 2016 when determining payouts under the 2016 annual incentive plan, the Committee considered these officers’ success in supporting Mr. Eazor in achieving the 2016 corporate priorities.

The compensation policies with respect to our Named Executive Officers in 2016 did not differ materially between the officers, other than that Mr. Eazor has an employment agreement. Other than with respect to the Named Executive Officers' individual performance objectives, our targets and compensation philosophy were consistent across all Named Executive Officers.

Elements of Executive Compensation

The elements of executive compensation in 2016 included:

Base Salary	Short‑Term Incentives •Annual Incentive Plan	Long‑Term Incentives •Performance‑based RSUs •Service‑based RSUs	Health and Welfare and Other Benefits •Financial and Tax Planning Services •Insurance •401(K) Plan

In 2016, the Committee did not allocate specific weight to each of the compensation components, but its intent was to:

1)	align total direct compensation (including base salary, annual cash incentives and long‑term equity incentives) with our business goals; and

2)	design compensation that is competitive with other companies of similar size operating in our industry sectors.

The Committee evaluated each component of compensation in comparison to our past practice, competitive benchmarks and performance goals.

Base Salaries. In determining base salary levels for our Named Executive Officers, the Committee takes into consideration individual performance roles and responsibilities, internal equity, and the results of a competitive review of our executive officers’ base salaries compared to the market median. Taking into account these factors, in February 2016 the Committee determined that the 2016 base salaries for Joseph F. Eazor, Gerard Brossard and Bradley A, Ferguson would not change from their 2015 base salaries as the Committee wants to focus pay growth in incentive compensation. The Committee determined that the salaries for Louis M. Alterman and John T. Dobbins would increase to $400,000 and $370,000, respectively. These increases were made for better positioning relative to the market and to reflect overall changes in their positions' scope and responsibility and, for Mr. Dobbins, as part of a reduced focus on the Access Management Executive Savings Plan special incentives (which are discussed below). In August 2016, when the Committee renegotiated Mr. Eazor's employment agreement, it determined to increase Mr. Eazor's base salary to $825,000, as described below under “Agreement with our Chief Executive Officer.”

The following table identifies the 2016 base salaries for our Named Executive Officers:

Name and Title	2016 Base Salaries
Joseph F. Eazor	$825,000
President and Chief Executive Officer
Louis M. Alterman	400,000
Executive Vice President, Chief Financial Officer
Gerard Brossard	440,000
Executive Vice President and Managing Director, Enterprise/Mid‑Market and Information Technology
John T. Dobbins	370,000
Executive Vice President, Network Operations and Carrier
Bradley A. Ferguson	379,250
Executive Vice President, Corporate Development and Managing Director, Consumer and Small Business

Short-Term Incentives. Our short-term annual incentive plan consists of a corporate performance payment and an individual performance payment. Under the plan, executive officers’ individual payouts were budgeted to consist of a 70% corporate performance payment and a 30% individual performance payment. As further described below, the corporate performance payments and individual performance payments are determined based on (i) eligible earnings; (ii) target incentive opportunity; and (iii) corporate performance multiplier. The individual performance payment also takes into consideration an individual performance factor.

For our annual incentive plans, the Committee determines for each of our executive officers a target incentive opportunity as a percentage of eligible earnings. “Eligible earnings” for these purposes generally consists of the Named Executive Officer’s base salary earned during the bonus period. Our Named Executive Officers’ target incentive opportunity is identified in the table below. The target incentive opportunities for each of the Named Executive Officers were not increased in February 2016, other than for Mr. Eazor and Mr. Dobbins. The increase for Mr. Dobbins was made to reflect the broader scope of the impact of the network and carrier operations on corporate success and to reduce the emphasis on special incentives. The increase for Mr. Eazor was made to reflect his accomplishments in 2015.

Name	2016 Target Incentive Opportunity
Joseph F. Eazor	120%
Louis M. Alterman	70%
Gerard Brossard	80%
John T. Dobbins	70%
Bradley A. Ferguson	70%

In February 2016, the Committee approved our 2016 annual incentive plan for our executive officers. Under the plan, our performance for the fiscal year on Adjusted EBITDA, CAPEX & Restructuring and Operational Metrics (Net Sales, Business New Billed Revenue, Business Churn and Consumer Churn) would establish the maximum aggregate bonus pool that could be paid to all eligible participants. Summarized in the table below are the applicable corporate performance objectives for the annual incentive plan, weights and the rationale for these objectives.

Performance Measure	Weight	Rationale for Inclusion
Adjusted EBITDA	30%	Incentivize profitability and cash generation and efficient operations in all business segments
CAPEX & Restructuring	30%	Incentivize efficient use of capital and management of costs
Net Sales	10%	Incentivize profitability and cash generation
Business New Billed Revenues	10%	Incentivize growth
Business Churn	10%	Incentivize churn reduction
Consumer Churn	10%	Incentivize churn reduction

Additionally, the Committee determined that making any payouts under the 2016 plan would be conditioned on the Adjusted EBITDA performance objective being achieved at least the 50% payout target threshold. The plan also established an individual performance payout factor with a maximum payout factor of 200%.

In February 2017, the Committee reviewed our actual operating performance for 2016 against the incentive plan goals. The incentive plan performance targets and achievement are summarized below:

2016 Annual Incentive Plan Performance Targets and Achievement
(dollars in millions)

	50% Payout Threshold	100% Payout Target	150% Payout Target	200% Payout Maximum	Actual Performance	Achievement
Adjusted EBITDA (30%)	$191.1	$215.9	$226.4	$247.9	$214.1	96%
CAPEX & Restructuring (30%)	$135.0	$116.8	$105.1	$93.4	$96.6	186%
Net Sales (10%)	$6.6	$12.7	$13.9	$15.8	$7.9	61%
Business New Billed Revenues (10%)	$5.5	$8.9	$9.8	$11.1	$5.8	53%
Business Churn (10%)	1.90%	1.60%	1.52%	1.36%	1.81%	66%
Consumer Churn (10%)	1.96%	1.68%	1.60%	1.43%	1.61%	147%

Based on the corporate performance described above, the corporate performance payment portion of the annual incentive payment was calculated as the product of (i) the Named Executive Officer's eligible earnings, (ii) the Named Executive Officer's target incentive opportunity percentage, (iii) 70%, and (iv) 117.5% (the corporate performance multiplier).

In February 2017, the Committee also evaluated the 2016 individual performance of the Named Executive Officers in connection with determining their incentive payments for 2016. In making this evaluation the Committee took into account the recommendation of our Chief Executive Officer as to the performance of our other Named Executive Officers in relation to their contribution to the Company’s achievement of the 2016 objectives and their individual results described above in “Executive Individual Performance.” The Committee determined that the individual performance payout for each of the Named Executive Officers would be as set forth in the table below. This percentage is referred to as the individual performance multiplier.

The individual performance payment portion of the annual incentive payment was calculated as the product of (i) the Named Executive Officer’s eligible earnings, (ii) the Named Executive Officer’s target incentive opportunity percentage, (iii) 117.5% (the corporate performance multiplier), (iv) 30%, and (v) the Named Executive Officer’s individual performance multiplier.

The table below sets out the total incentive payments earned under the 2016 annual incentive plan for the following Named Executive Officers, with incentive payments being paid in cash in February 2017:

Name	2016 Individual Performance Multiplier	2016 Corporate Performance Payment	2016 Individual Performance Payment	2016 Total Annual Incentive Plan Payment
Joseph F. Eazor	100%	$766,159	$328,353	$1,094,512
Louis M. Alterman	100%	225,871	96,802	322,673
Gerard Brossard	100%	289,520	124,080	413,600
John T. Dobbins	100%	211,256	90,538	301,794
Bradley A. Ferguson	100%	218,353	93,580	311,933

In addition to the annual incentive plan, Mr. Dobbins participated in the 2016 Access Management Executive Save Sharing Plan which was established for members of our access management department. This plan provided that for each $1.00 achieved over the goal of $33 million (but with a maximum of $36.5 million) in access savings or other margin improvements, $0.095 would be used to fund a bonus pool. The maximum that Mr. Dobbins could earn under the plan for 2016 was $275,000, which was a decrease from the previous year’s maximum as the Committee determined to shift compensation away from this incentive. In February 2017, the Committee reviewed the relevant results (which indicated an achievement of more than $40 million in savings) and determined to grant Mr. Dobbins a payout of $275,000, which the Committee determined would be paid in immediately-vested RSUs in February 2017.

Long‑Term Incentive Compensation. The Committee's objectives for the 2016 long‑term incentive compensation program were to align the interests of our executives and stockholders and to drive cash generation and operating efficiency while continuing to incentivize new revenue generation and customer churn management. To accomplish these objectives, the Committee granted RSUs of which 50% were performance‑based and 50% were service‑based. The performance‑based RSUs could be earned based on revenue and levered free cash flow objectives, with 100% being the maximum percentage of RSUs that could be earned. Summarized in the table below are the applicable performance objectives, weights and the rationale for these objectives.

Performance Measure	Weight	Rationale for Inclusion
Revenue	50%	Incentivize growth and churn reduction
Levered Free Cash Flow[1]	50%	Incentivize profitability, cash generation and efficient use of costs

1Levered Free Cash Flow means Adjusted EBITDA less cash used for purchases of property and equipment, acquisitions, restructuring and integration, related costs and debt interest expense.

In February 2017, the Committee reviewed our actual operating performance for 2016 against the long-term incentive plan goals. The long-term incentive plan performance targets and achievement are summarized below:

2016 Long-Term Incentive Plan Performance Targets and Achievement
(dollars in millions)

	50% Payout Threshold	75% Payout Target	100% Payout Maximum	Actual Performance	Achievement
Revenue (50%)	$916.0	$925.6	$964.2	$955.0	94%
Levered Cash Flow (50%)	$35.3	$41.2	$58.8	$82.0	132%

The Committee conditioned the earning of any performance‑based RSUs on the Company’s generating Adjusted EBITDA in 2016 of at least $191.5 million.

To incentivize stockholder value creation, service‑based RSUs vest ratably over three years, beginning on the first anniversary of the grant date (assuming continued employment). Also to link executives to stockholders and provide retention incentives, the performance‑based RSUs that are earned vest on the third anniversary of the grant date (assuming continued employment).

After considering qualitative individual officer considerations such as experience level, together with a competitive market review of total compensation, in February 2016, the Committee granted 2016 long-term incentive compensation equity awards to the Named Executive Officers serving at that time, as set forth in the table below. While the Committee did not make its decisions in accordance with mathematical formulas, the equity awards to the Named Executive Officers were generally in line with the market median.

Name	Number of Performance-Based RSUs Granted	Number of Service-Based RSUs Granted	Total Number of RSUs Granted
Joseph F. Eazor	249,501	249,501	499,002
Louis M. Alterman	59,880	59,880	119,760
Gerard Brossard	59,880	59,880	119,760
John T. Dobbins	44,910	44,910	89,820
Bradley A. Ferguson	44,910	44,910	89,820

Based on our achievement of the revenue and levered free cash flow targets, 100% of the performance-based RSUs that were granted to the Named Executive Officers in 2016 were earned, with full vesting to occur on the third anniversary of the grant date (assuming continued employment).

Benefits and Other Compensation

In 2016, we provided the Chief Executive Officer and senior vice presidents the opportunity for financial and tax planning services of up to an aggregate of $10,000 per year per person and annual executive physicals up to $6,500 per year per person. In addition, in 2016 we provided our executive officers with the same benefit package available to all of our employees.

Employment Agreement with CEO

In August 2016, we entered into an amended and restated employment agreement with Mr. Eazor in connection with his employment as our Chief Executive Officer and President. See “Agreement with our Chief Executive Officer” later in this Item 11 for a description of the agreement with Mr. Eazor.

Change in Control and Severance Payments

Our executive officers are eligible for benefits and payments if employment terminates if there is a change in control or due to position elimination. We believe that we should provide reasonable severance benefits to employees in the event their positions are eliminated. With respect to our Named Executive Officers, these severance benefits should reflect the fact that it may be difficult for executives to find comparable employment within a short period of time.

We have a Change‑In‑Control Accelerated Vesting and Severance Plan, or CIC Plan, which provides our Named Executive Officers, other than Mr. Eazor, with change in control protection as described below under “Potential Payments upon Change in Control or Severance”. We also have a Severance Plan, the “Severance Plan,” which provides our Named Executive Officers, other than Mr. Eazor, with severance protections, as described below under “Potential Payments upon Change in Control or Severance.” We provide Mr. Eazor with change‑in‑control and severance protection under his employment agreement.

We believe that by providing our Named Executive Officers with this change in control and severance protections, we allow our senior management to focus on running our company to maximize long‑term stockholder value and mitigate the necessity for management’s attention to be diverted toward finding new employment in the event a change in control occurs. We also believe our arrangement facilitates the recruitment of talented executives through the provision of guaranteed protection in the event we are acquired after accepting an employment offer.

Compensation Recoupment Policy

The Committee has adopted a Compensation Recoupment Policy as an additional means for the Committee to manage our risk profile. The policy provides that in the event the Board of Directors determines that a significant restatement of our financial results or other Company metrics for any of the three prior fiscal years is required and such restatement is the result of fraud or willful misconduct, the Board has the authority to obtain reimbursement from our executive officers and any employees responsible for the fraud or willful misconduct resulting in the restatement if such individuals would have received less compensation had the results or metrics been properly calculated. This policy applies to both cash and equity incentive compensation.

Stock Ownership Guidelines; Prohibition of Hedging and Pledging

The Committee has adopted Common Stock Ownership and Retention Guidelines for our directors and executive officers. Our Board of Directors believes that these individuals should own and hold Common Stock to emphasize the link between the directors and the executive officers and the long‑term interests of stockholders and to communicate to investors, market analysts and the public that these individuals are tied directly to our long‑term success through personal capital investment in our Common Stock. The guidelines provide that each director own a minimum number of shares of our Common Stock having a fair market value equal to or exceeding five times the annual cash retainer for directors. The guidelines provide that the Chief Executive Officer own a minimum number of shares of our Common Stock having a fair market value equal to or exceeding five times the Chief Executive Officer’s base salary and our other executive officers own a minimum number of shares of our Common Stock having a fair market value equal to or exceeding two times their base salaries. Until such time as the director or executive officer reaches his or her stock ownership guideline, such individual shall hold 50% of the net shares of Common Stock received upon lapse of the restrictions on restricted stock units and upon exercise of stock options.

Our Insider Trading Policy prohibits our officers from engaging in hedging transactions. Additionally, our Insider Trading Policy prohibits our officers from pledging shares of our common stock to secure a loan.

Limitations on Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code (the “Code”), a portion of annual compensation payable to any of our Chief Executive Officer and three other highest paid executive officers (other than our Chief Financial Officer) generally would not be deductible by us for federal income tax purposes to the extent such officer’s overall compensation exceeds $1,000,000 for the year. Qualifying performance‑based incentive compensation (including performance‑based compensation awards under our Equity and Cash Incentive Plans), however, would be excluded for purposes of determining if the executive’s compensation exceeded the $1,000,000 cap. We believe the annual cash incentive program satisfies the requirements for performance‑based compensation as defined in Section 162(m) and is therefore a tax deductible expense. For payments under our annual cash incentive program to be considered performance‑based compensation under Section 162(m), the Committee can only exercise negative discretion relative to actual performance when determining the amount to be paid. In order to ensure compliance with Section 162(m), the Committee has established a target in excess of the maximum individual payout allowed to Named Executive Officers under our annual cash incentive program. Reductions are made each year and are not a reflection of the performance of the Named Executive Officers but rather ensure flexibility with respect to making payments based upon performance.

However, the rules and regulations promulgated under Section 162(m) are complicated and subject to change from time to time, sometimes with retroactive effect. There can be no guarantee, therefore, that amounts potentially subject to Section 162(m) limitations will be treated by the Internal Revenue Service as qualified performance‑based compensation under Section 162(m) and deductible by us. A number of requirements must be met under Section 162(m) in order for particular compensation to so qualify such that there can be no assurance that qualified performance‑based compensation under our 2011 Equity and Cash Incentive Plan will be fully deductible under all circumstances. The Committee addresses this issue when considering compensation arrangements for our executive officers. However, the Committee still believes that it is important that it have the flexibility to offer compensation that may not be deductible because of the Section 162(m) cap if deemed appropriate in attracting and retaining qualified executive officers. The Committee also is aware that the Company has accumulated large net operating loss carry forwards to offset or reduce our future income tax obligations and, therefore, the deduction limitations imposed by Section 162(m) would not significantly impact our financial results at this time.

In 2016, the compensation to the Chief Executive Officer exceeded the Section 162(m) deductibility limits. Mr. Eazor’s total compensation exceeded the deductibility limit by $815,031. The Committee believes that these amounts are justifiable in light of the need to retain one of our key executives and our large net operating loss carryforwards and were approved to incentivize further progress in the transformation of the Company.

Leadership and Compensation Committee Report

The Leadership and Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Form 10-K with management and, based on such review and discussion, the Leadership and Compensation Committee recommends that it be included in this Form 10-K.

Submitted by: Leadership and Compensation Committee
Susan D. Bowick (Chairperson)
Kathy S. Lane
Garry K. McGuire
Walter L. Turek

The Leadership and Compensation Committee Report does not constitute solicitation material and shall not be deemed filed or incorporated by reference into any of our other filings and/or the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this report by reference therein.

Leadership and Compensation Committee Interlocks and Insider Participation

The Leadership and Compensation Committee currently consists of Ms. Bowick (Chairperson), Ms. Lane, Mr. McGuire and Mr. Turek. No member of the Leadership and Compensation Committee was an employee of EarthLink during the last fiscal year or an officer of EarthLink in any prior period. There are no Leadership and Compensation Committee interlocks between us and other entities involving our executive officers and members of the Board of Directors who serve as an executive officer or board member of such other entities.

Executive Officer Compensation

Summary Compensation Table

The following table presents certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid during the years set forth below to persons who served as our Chief Executive Officer and our Chief Financial Officer at any time in 2016 and the three other most highly compensated executive officers, other than the persons who served as our Chief Executive Officer and Chief Financial Officer, serving at December 31, 2016. Such executive officers collectively are referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total(3) ($)
Joseph F. Eazor(4)	2016	$776,250	$—	$2,500,000	$—	$1,094,512	$—	74,595(5)	$4,445,357
President and Chief Executive Officer	2015	750,000	—	2,400,001	—	1,631,056	—	365,665(5)	5,146,722
	2014	706,731	250,000(6)	2,884,410	442,530	1,024,759	—	91,136(5)	5,399,565

Louis M. Alterman(7)	2016	392,308	—	599,998	—	322,673	—	29,140(9)	1,344,119
Executive Vice President, Chief Financial Officer	2015	338,846	75,000(8)	550,002	—	445,495	—	16,455(9)	1,425,798

Gerard Brossard(10)	2016	440,000	—	599,998	—	413,600	—	8,973(12)	1,462,571
Executive Vice President and Managing Director, Enterprise/Mid‑ Market and Information Technology	2015	313,077	150,000(11)	724,995	—	459,847	—	4,135(12)	1,652,054

John T. Dobbins	2016	366,923	—	449,998	—	576,794	—	24,687(14)	1,418,402
Executive Vice President and Managing Director, Network Operations and Carrier	2015	342,308	125,000(13)	400,002	—	731,215	—	11,528(14)	1,610,053
	2014	277,952	125,000(13)	383,200	—	659,893	—	7,500(14)	1,453,545

Bradley A. Ferguson	2016	379,250	—	449,998	—	311,933	—	53,021(15)	1,194,202
Executive Vice President, Corporate Development and Managing Director, Consumer and Small Business	2015	379,250	—	500,002	—	487,412	—	25,097(15)	1,391,761
	2014	376,760	—	491,989	—	382,411	—	36,025(15)	1,287,185

___________

(1)
Compensation for stock awards and option awards represents the aggregate grant date fair value of the award, computed based on the number of awards granted and the fair value of the award on the date of grant. Assumptions used in the calculation of these award amounts are included in Note 9 to the consolidated financial statements included in this Form 10‑K.

(2)
Non-equity incentive plan compensation for 2016 represents cash incentive awards earned in 2016 under our 2016 annual incentive award plan. For 2016, our cash incentive awards under those plans for the Named Executive Officers were 117.5% of our corporate performance target for the Named Executive Officers. The non-equity incentive plan also included an individual performance component. The 2016 cash incentive award payments were made in cash in February 2017. Non-equity incentive plan compensation for Mr. Dobbins also includes a $275,000 incentive award earned under the 2016 Access Management Executive Save Sharing Plan, which award was earned at 100% of the eligible award and which was paid in fully vested RSUs.

Non-equity incentive plan compensation for 2015 represents cash incentive awards earned in 2015 under our 2015 annual incentive award plan. For 2015, our cash incentive awards under those plans for the Named Executive Officers were

183.6% of our corporate performance target for the Named Executive Officers. The non-equity incentive plan also included an individual performance component. The 2015 cash incentive award payments were made in cash in February 2016. Non-equity incentive plan compensation for Mr. Dobbins also includes a $325,000 incentive award earned under the 2015 Executive Save‑Sharing Plan, which award was earned at 100% of the eligible award and which was paid 50% in cash and 50% in common stock.

Non-equity incentive plan compensation for 2014 represents cash incentive awards earned in 2014 under our 2014 annual incentive award plan. For 2014, our cash incentive awards under those plans for the Named Executive Officers were 145% of our corporate performance target for the Named Executive Officers. The non-equity incentive plan also included an individual performance component. Non‑equity incentive plan compensation for Mr. Toplisek also included a $384,142 cash incentive award earned under an Incentive Award Agreement, which award was earned at 77% of the eligible award.

Non-equity incentive plan compensation for Mr. Dobbins also includes a $500,000 cash incentive award earned under the 2014 EarthLink Access Management Save‑Sharing Executive Bonus Plan, which award was earned at 100% of the eligible award. The 2014 cash incentive awards payments were made in cash in February 2015.

(3)
Salary, bonus and non-equity incentive plan compensation as a percentage of total compensation for each of our Named Executive Officers for 2016 is as follows: Mr. Eazor 42%; Mr. Alterman 53%; Mr. Brossard, 58%; Mr. Dobbins, 67%; and Mr. Ferguson 58%.

Salary, bonus and non-equity incentive plan compensation as a percentage of total compensation for each of our Named Executive Officers for 2015 is as follows: Mr. Eazor 46%; Mr. Alterman 60%; Mr. Brossard, 56%; Mr. Dobbins, 74%; and Mr. Ferguson 62%.

Salary, bonus and non-equity incentive plan compensation as a percentage of total compensation for each of our Named Executive Officers for 2014 is as follows: Mr. Eazor, 37%; Mr. Dobbins, 73%; and Mr. Ferguson, 59%.

(4)
In connection with Mr. Eazor's employment agreement, as an additional inducement to retain his services in light of his performance, the Company made a cash retention payment to Mr. Eazor of $2.6 million in 2016. However, this payment is not deemed earned by Mr. Eazor in 2016 since Mr. Eazor is required to reimburse the cash retention payment to the Company upon the merger with Windstream. For more information, see "Agreement with our Chief Executive Officer" later in this Item 11.

(5)
For 2016, other compensation consists of $5,000 of financial planning services, $7,950 in matching contributions made to Mr. Eazor’s account under our 401(k) Plan and $61,645 in deferred dividend payments upon vesting of RSUs. For 2015, other compensation consists of $5,290 of financial planning and tax services, $7,500 in matching contributions made to Mr. Eazor’s account under our 401(k) Plan, $22,875 in deferred dividend payments upon vesting of RSUs, $20,250 for temporary living expenses and $309,750 relocation expenses. For 2014, other compensation consists of $8,290 of financial planning services, $7,500 in matching contributions made to Mr. Eazor’s account under our 401(k) Plan and $75,346 for temporary living expenses.

(6)	Represents a sign‑on payment to Mr. Eazor in connection with his employment with our Company.

(7)	Mr. Alterman was not a Named Executive Officer in 2014. Summary compensation information for Mr. Alterman is only required for 2016 and 2015.

(8)	Represents a retention bonus paid to Mr. Alterman in connection with an agreement entered into with the Company in June 2014 before he became an executive officer.

(9)
For 2016, other compensation consists of $779 of financial planning and tax services, $7,950 in matching contributions made to Mr. Alterman’s account under our 401(k) Plan, and $20,411 in deferred dividend payments upon vesting of RSUs. For 2015, other compensation consists of $647 of financial planning services, $7,500 in matching contributions made to Mr. Alterman’s account under our 401(k) Plan and $8,308 in deferred dividend payments upon vesting of RSUs.

(10)	Mr. Brossard joined the Company in April 2015. Therefore, summary compensation information for Mr. Brossard is only required for 2016 and 2015.

(11)	Represents a sign‑on payment to Mr. Brossard in connection with his employment with our Company.

(12)
For 2016, other compensation consists of $4,000 of financial planning and tax services and $4,973 in deferred dividend payments upon vesting of RSUs. For 2015, other compensation consists of $4,135 of financial planning services.

(13)
Represents 2014 and 2015 retention payments to Mr. Dobbins. In recognition of (i) his expertise in achieving network cost savings and (ii) compensation from his former employer he was foregoing by joining us, Mr. Dobbins received a compensation arrangement when he was hired in September 2013 providing for a continued employment bonus of $125,000 to be paid after 12 months of continuous employment and an additional continued employment bonus of $125,000 to be paid after 24 months of continuous employment.

(14)
For 2016, other compensation consists of $3,555 of financial planning services, $7,950 in matching contributions made to Mr. Dobbins’ account under our 401(k) Plan, and $13,182 in deferred dividend payments upon vesting of RSUs. For 2015, other compensation consists of $7,500 in matching contributions made to Mr. Dobbins’ account under our 401(k) Plan and $4,028 in deferred dividend payments upon vesting of RSUs. For 2014, other compensation consists of $7,500 in matching contributions made to Mr. Dobbins’ account under our 401(k) Plan.

(15)
For 2016, other compensation consists of $7,000 of financial planning and tax services, $7,950 in matching contributions made to Mr. Ferguson’s account under our 401(k) Plan, and $38,071 in deferred dividend payments upon vesting of RSUs. For 2015, other compensation consists of $6,050 of financial planning services, $7,500 in matching contributions made to Mr. Ferguson’s account under our 401(k) Plan and $11,547 in deferred dividend payments upon vesting of RSUs. For 2014, other compensation consists of $9,025 of financial planning services, $7,500 in matching contributions made to Mr. Ferguson’s account under our 401(k) Plan and $19,500 in deferred dividend payments upon vesting of RSUs.

Grants of Plan‑Based Awards

The following table presents information regarding grants of plan‑based awards to the Named Executive Officers during the year ended December 31, 2016.

		Estimated Future Payouts Under Non‑Equity Incentive Plan Awards(1)($)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Joseph F. Eazor	N/A	$456,750	$931,500	$1,863,000	—	—	—	—	—	$—	$—
	2/18/2016	—	—	—	—	—	—	499,002	—	—	2,500,000

Louis M. Alterman	N/A	137,308	274,615	549,231	—	—	—	—	—	—	—
	2/18/2016	—	—	—	—	—	—	119,760	—	—	599,998

Gerard Brossard	N/A	176,000	352,000	704,000	—	—	—	—	—	—	—
	2/18/2016	—	—	—	—	—	—	119,760	—	—	599,998

John T. Dobbins	N/A	128,423	256,846	513,692	—	—	—	—	—	—	—
	2/18/2016	—	—	—	—	—	—	89,820	—	—	449,998

Bradley A. Ferguson	N/A	132,738	265,475	530,950	—	—	—	—	—	—	—
	2/18/2016	—	—	—	—	—	—	89,820	—	—	449,998
___________

(1)
Estimated future payouts under non‑equity incentive plan awards represents incentive awards earned under our 2016 annual incentive award plans. For 2016, our incentive awards payouts for our Named Executive Officers under those plans were 117.5% of our corporate performance target for the Named Executive Officers. The plan also included an individual performance component. The following amounts were earned in 2016 under the 2016 annual incentive award plans: Mr. Eazor, $1,094,512; Mr. Alterman, $322,673; Mr. Brossard, $413,600; Mr. Dobbins, $301,794; and Mr. Ferguson, $311,933.

(2)	The grant date fair value for stock awards was based on the closing price of the underlying shares on the date of grant.

Outstanding Equity Awards at Fiscal Year‑End

The following table presents information concerning the number and value of unexercised options, restricted stock units and incentive plan awards for the Named Executive Officers outstanding as of the end of the year ended December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested
Joseph F. Eazor	150,000	150,000(1)	—	$4.97	1/13/2024	580,112(2)	$3,271,832	805,005(3)	$4,540,228

Louis M. Alterman	42,037	—	—	$7.51	2/16/2022	118,225(4)	666,789	173,121(5)	976,402
	14,874	14,874	—	$6.08	2/20/2023

Gerard Brossard	—	—	—	—	—	109,605(6)	618,172	134,468(7)	758,400

John T. Dobbins	—	—	—	—	—	92,013(8)	518,953	141,277(9)	796,802

Bradley A. Ferguson	31,250	—	—	$7.51	2/16/2022	101,566(10)	572,832	158,700(11)	895,068
	42,017	42,017	—	$6.08	2/20/2023
__________

(1)	Mr. Eazor's stock options vest as follows: 75,000 vested on January 13, 2017 and 75,000 will vest of January 13, 2018.

(2)
Mr. Eazor's restricted stock units vest as follows: (a) 62,500 vested on January 13, 2017; (b) 83,167 vested on February 18, 2017; (c) 89,887 vested on February 19, 2017; (d) 88,336 vested on February 20, 2017; (e) 89,888 will vest on February 19, 2018; and (f) 83,167 will vest on February 20, 2018 and 83,166 on February 20, 2019.

(3)
Mr. Eazor's restricted equity incentive plan awards vest as follows due to satisfaction of performance objectives: (a) 20,834 vested on January 13, 2017; (b) 265,007 vested on February 20, 2017; (c) 269,663 will vest of February 19, 2018; and (d) 249,501 will vest on February 18, 2019.

(4)
Mr. Alterman's restricted stock units vest as follows: (a) 19,960 vested on February 18, 2017; (b) 20,599 vested on February 19, 2017; (c) 8,814 vested on February 20, 2017; (d) 8,333 will vest on October 28, 2017; (e) 20,599 will vest on February 19, 2018; and (f) 19,960 will vest on each of February 18, 2018 and 2019.

(5)
Mr. Alterman's restricted equity incentive plan awards vest as follows due to satisfaction of performance objectives: (a) 26,443 vested on February 20, 2017; (b) 25,000 will vest on October 28, 2017; (c) 61,798 will vest of February 19, 2018; and (d) 59,880 will vest on February 18, 2019.

(6)
Mr. Brossard's restricted stock units vest as follows: (a) 19,960 vested on February 18, 2017; (b) 24,862 will vest April 28, 2017; (c) 19,960 will vest on each of February 18, 2018 and 2019; and (d) 24,863 will vest on April 28, 2018.

(7)	Mr. Brossard's restricted equity incentive plan awards vest as follows due to satisfaction of performance objectives: (a) 74,588 will vest April 28, 2018 and (b) 59,880 will vest on February 18, 2019.

(8)
Mr. Dobbins' restricted stock units vest as follows: (a) 14,970 vested on February 18, 2017; (b) 14,981 vested on February 19, 2017; (c) 7,720 vested on February 20, 2017; (d) 9,921 will vest on April 29, 2017; (e) 14,981 will vest on February 19, 2018; and (f) 14,970 will vest on each of February 18, 2018 and 2019.

(9)
Mr. Dobbins' restricted equity incentive plan awards vest as follows due to satisfaction of performance objectives: (a) 21,661 vested on February 20, 2017; (b) 29,762 will vest on April 29, 2017; (c) 44,944 will vest of February 19, 2018; and (d) 44,910 will vest on February 18, 2019.

(10)
Mr. Ferguson's restricted stock units vest as follows: (a) 14,970 vested on February 18, 2017; (b) 18,726 vested on February 19, 2017; (c) 19,203 vested on February 20, 2017; (d) 18,727 will vest on February 19, 2018; and (e) 14,970 will vest on each of February 18, 2018 and 2019.

(11)
Mr. Ferguson's restricted equity incentive plan awards vest as follows due to satisfaction of performance objectives: (a) 57,610 vested on February 20, 2017; (b) 56,180 will vest of February 19, 2018; and (c) 44,910 will vest on February 18, 2019.

Option Exercises and Stock Vested

The following table presents information concerning the exercise of stock options and the vesting of restricted stock units for the Named Executive Officers during the year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Joseph F. Eazor	—	$—	199,056	1,089,809
Louis M. Alterman	—	—	53,467	292,923
Gerard Brossard	—	—	24,863	149,924
John T. Dobbins	—	—	70,108	373,830
Bradley A. Ferguson	—	—	82,338	445,449
___________

(1)	The value realized on vesting for stock awards represents the number of shares acquired on vesting multiplied by the closing price of our Common Stock on the vesting date.

Agreement with our Chief Executive Officer

We entered into an employment agreement with Mr. Eazor in connection with his appointment as our Chief Executive Officer and President. In order to retain his services in light of his performance as Chief Executive Officer, the independent members of the Board of Directors and the Committee approved an amended and restated employment agreement with Joseph F. Eazor. The employment agreement has a term of August 31, 2019. If not terminated prior to the end of a term, the employment agreement renews for an additional year. However, upon a “change in control,” the term automatically extends until 24 months following the change in control. Our providing a notice of nonrenewal would permit Mr. Eazor to terminate the employment agreement for “good reason.” The employment agreement also incorporates into one document all benefits that Mr. Eazor would receive upon termination of employment, including upon a change in control, and, as a result, Mr. Eazor does not participate in our CIC Plan or our Severance Plan. The employment agreement provides for a minimum annual base salary of $825,000 per year. The employment agreement provides that Mr. Eazor will be entitled to participate in our short term annual incentive plan with a target incentive opportunity of 120% of his eligible earnings, which will be paid if the bonus criteria, as set by the Committee, for the applicable annual period, are met.

The employment agreement also provided that Mr. Eazor would be granted $3.35 million in value of equity awards at the time of the Company’s 2017 annual equity award grants, which equity awards would have terms consistent with the equity awards granted to other executive officers. As a result of the merger of the Company with Windstream, these equity awards were not granted. As an additional inducement to retain his services in light of his performance, the Company also made a cash retention payment to Mr. Eazor of $2.6 million. If Mr. Eazor were to terminate his employment with the Company without “good reason” or be terminated for “cause” before August 31, 2019, he would be required to repay the Company a portion of the retention payment calculated in accordance with the terms of the new employment agreement. Additionally, if the Company were to have a “change in control” within the time period set forth in the new employment agreement, Mr. Eazor would be required to reimburse the cash retention payment to the Company.  The merger with Windstream would be considered a “change in control” for purposes of the employment agreement and the cash retention payment will be deducted from any other change in control amounts payable to Mr. Eazor in connection with the merger. The independent members of the Board of Directors and the Committee took competitive market information into account when considering the terms of Mr. Eazor’s new employment agreement.

In addition, if Mr. Eazor is terminated for any reason other than for “cause” (as defined in the employment agreement), or Mr. Eazor terminates his employment for “good reason” (as defined in the employment agreement), Mr. Eazor will receive an amount equal to (i) 200% of the sum of his base salary and his target bonus payment for the year in which the termination occurs less (ii) the amount of his non‑compete payment (which is the sum of his base salary and annual target bonus for the year in which the termination of employment occurs). This amount would be payable in a lump sum. Mr. Eazor also would receive the non‑compete payment. If Mr. Eazor’s employment is terminated on account of death or total disability, he will receive an amount equal to his base salary in a lump sum and his target bonus payment for the year in which he dies or is disabled in accordance with the bonus plan.  In either termination scenario, all outstanding equity awards would also immediately vest with the exception of those awards containing performance criteria for payment with a lapsed performance period.

The employment agreement restricts Mr. Eazor from competing, directly or indirectly, with us or soliciting certain of our employees and officers during the term of the employment agreement and for a period of 12 months following his termination of employment.

Potential Payments upon Change in Control or Severance

Change‑In‑Control Payments

Our CIC Plan provides change in control protection as described below.

The CIC Plan contains two different benefit categories based on the employee’s position with EarthLink, one for our executive officers and one for other plan participants. All of our executive officers participate in the CIC Plan other than Mr. Eazor. Mr. Eazor receives severance benefits under his employment agreement as described above in “Agreement with our Chief Executive Officer.”

If at any time within 24 months after a Change in Control occurs, (i) the employment of an executive officer is terminated by EarthLink for any reason other than Cause (as defined in the CIC Plan), disability or death or (ii) an executive officer voluntarily terminates his employment for Good Reason (as defined in the CIC Plan), the executive officer is entitled to receive the following benefits: (a) a lump sum payment equal to 150% of the sum of the executive officer’s salary plus bonus target less the amount of a non‑compete payment (which is 66 2/3% of the sum of the executive officer’s base salary and annual target bonus); (b) the non‑compete payment and (c) payment of all amounts payable with respect to the executive officer’s elected COBRA coverage (including for spouse and dependents) for 18 months from termination.

The CIC Plan also provides for equity award accelerated vesting benefits. If an executive officer’s stock options are assumed or continued after a Change in Control, all outstanding stock options granted on or before the Change in Control will vest and be exercisable in full, if not already fully vested, on termination of the employee’s employment for any reason after the Change in Control occurs; however, if his or her stock options are not assumed or continued after the Change in Control, all outstanding stock options will vest and be exercisable in full contemporaneously with the Change in Control, if not already fully vested. If an executive officer’s restricted stock units are assumed or continued after a Change in Control, generally all outstanding restricted stock units granted on or before the Change in Control will vest and be earned and payable in full, if not already fully vested, on termination of the employee’s employment for any reason after the Change in Control occurs; however, if his or her restricted stock units are not assumed or continued after the Change in Control, generally all outstanding restricted stock units will vest and be earned and payable in full contemporaneously with the Change in Control, if not already fully vested.

We have the right to amend the CIC Plan from time to time and may terminate it at any time; provided, however, that for a certain period of time before a Change in Control (as described in the CIC Plan) or after a Change in Control in EarthLink occurs, (i) no amendment may be made that diminishes any employee’s rights following such Change in Control and (ii) the CIC Plan may not be terminated.

For purposes of the CIC Plan, “Change in Control” generally means a transaction pursuant to which any person acquires more than 50% of the voting power of EarthLink or any merger, reorganization or similar event where the owners of the voting stock of EarthLink before the event do not own voting stock representing at least 50% of the voting power of EarthLink or our successor after the event. Accelerated vesting of RSUs and options also is provided for under the term of our equity award agreements. Our previously announced merger with Windstream would be considered a “Change in Control” under the CIC Plan. However, the information provided in this Form 10-K does not provide a summary of the benefits that would be payable to our Named Executive Officers in connection with the merger.

Based upon a hypothetical Change in Control and subsequent termination date of December 31, 2016, the benefits for our Named Executive Officers would be as follows:

Name	Severance	Non‑Compete	Stock Options(1)	Restricted Stock Units(2)	COBRA Coverage	Pro‑Rata Bonus(3)	Total
Joseph F. Eazor	$1,815,000	$1,815,000	$201,000	$7,812,060	$28,990	$990,000	$12,662,050
Louis M. Alterman	566,644	453,356	—	1,643,191	28,495	280,000	2,971,686
Gerard Brossard	659,974	528,026	—	1,376,572	28,440	352,000	2,945,012
John T. Dobbins	524,146	419,354	—	1,315,756	27,118	259,000	2,545,374
Bradley A. Ferguson	537,250	429,838	—	1,467,900	28,678	265,475	2,729,141
___________

(1)
The amount of benefit for stock options represents the number of in-the-money options outstanding (if any) multiplied by the difference between the exercise price and the closing price per share of our Common Stock on December 30, 2016, or $5.64 per share.

(2)
The amount of benefit for restricted stock units represents the number of outstanding restricted stock units multiplied by the closing price of our Common Stock on December 30, 2016, or $5.64 per share.

(3)	The cash incentive award amounts assume that the bonus under the 2016 annual incentive award plan is earned at the target level.

Severance Payments

We have a Severance Plan which provides for graduated levels of severance for our executive officers and other employee levels. All of our executive officers participate in our Severance Plan, other than Mr. Eazor who receives severance benefits under his employment agreement as described above in “Agreement with our Chief Executive Officer”.

In February 2015, the Committee approved an amendment to the severance plan to be effective April 1, 2015. This amendment increased the amounts of severance to be paid in order to be more consistent with competitive practices. Executive Vice Presidents and Senior Vice Presidents are now entitled to the following severance pay and benefits under our Severance Plan: (i) 78 weeks and 52 weeks, respectively, of base salary paid in lump sum, (ii) an amount equal to 78 weeks and 52 weeks, respectively, of the employer portion of any premium (and the COBRA administrative fee) for coverage of those employees participating in our medical, dental and vision plans, (iii) 78 weeks and 52 weeks, respectively, or up to $30,000 or $20,000, respectively, of executive‑level outplacement services and (iv) for employees given notice that their positions are being eliminated after the first quarter of any calendar year, the pro‑rata bonus, if any, otherwise payable under our executive bonus plans. Payments may be delayed to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

Based upon a hypothetical termination date of December 31, 2016, the benefits for our Named Executive Officers (other than Mr. Eazor) under the Severance Plan (as amended) and who are currently employed by us would be as follows:

Name	Severance	COBRA Coverage	Pro‑Rata Bonus(1)	Outplacement Services	Total
Louis M. Alterman	$600,000	$28,495	$280,000	$30,000	$938,495
Gerard Brossard	660,000	28,440	352,000	30,000	1,070,440
John T. Dobbins	555,000	27,118	259,000	30,000	871,118
Bradley A. Ferguson	568,875	28,678	265,475	30,000	893,028
___________

(1)	The cash incentive award amounts assume that the bonus under the 2016 annual incentive award plan is earned at the target level.

Based upon a hypothetical termination date of December 31, 2016, the benefits for Mr. Eazor under his employment agreement at such date would be as follows:

Name	Severance	Non‑Compete	Stock Options(1)	Restricted Stock Units(2)	COBRA Coverage	Pro‑Rata Bonus(3)	Total
Joseph F. Eazor	$1,815,000	$1,815,000	$201,000	$7,812,060	$28,990	$990,000	$12,662,050
___________

(1)
The amount of benefit for stock options represents the number of in-the-money options outstanding multiplied by the difference between the exercise price and the closing price per share of our Common Stock on December 30, 2016, or $5.64 per share.

(2)
The amount of benefit for restricted stock units represents the number of outstanding restricted stock units multiplied by the closing price of our Common Stock on December 30, 2016, or $5.64 per share.

(3)	The cash incentive award amount assumes that the bonus under the 2016 annual incentive award plan is earned at the target level.

Director Compensation

The following table presents information relating to total compensation of our directors for the year ended December 31, 2016. The following table does not present information for Mr. Eazor, our Chief Executive Officer and President, who did not receive additional compensation as a director in 2016 and whose compensation is included in the Summary Compensation Table elsewhere in this Form 10-K.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Susan D. Bowick	$120,000	$140,000	$—	$—	$—	$—	$260,000
Kathy S. Lane	95,000	140,000	—	—	—	—	235,000
Garry K. McGuire	120,000	140,000	—	—	—	—	260,000
R. Gerard Salemme	95,000	140,000	—	—	—	—	235,000
Julie A. Shimer Ph.D	185,000	140,000	—	—	—	—	325,000
Marc F. Stoll(3)	95,000	140,000	—	—	—	—	235,000
Walter L. Turek	95,000	140,000	—	—	—	—	235,000
___________

(1)
Compensation for stock awards represents the aggregate grant date fair value of the stock award, computed based on the number of stock awards granted and the closing stock price of EarthLink Holdings Corp. Common Stock on the date of grant. Assumptions used in the calculation of these award amounts are included in Note 11 to the consolidated financial statements included in this Form 10-K. The aggregate number of stock awards outstanding as of December 31, 2016, were as follows: Ms. Bowick, 24,390, Ms. Lane, 24,390, Mr. McGuire, 24,390, Mr. Salemme, 24,390, Dr. Shimer, 24,390, Mr. Stoll, 24,390 and Mr. Turek, 24,390.

(2)
Pursuant to the Board of Directors Compensation Plan, on April 26, 2016 we granted restricted stock units valued at $140,000 to each independent director serving on our Board of Directors on that date. The number of restricted stock units granted to each of these directors was 24,390. Additionally, on April 27, 2016, we granted restricted stock units valued at $140,000 to Mr. Stoll upon his appointment to the Board of Directors. Mr. Stoll received 24,390 restricted stock units. The number of restricted stock units granted to each director was based on the closing price of EarthLink Common Stock on the grant date. The restricted stock units vest and become exercisable one year from the grant date.

(3)	Mr. Stoll joined the Board of Directors in April 2016.

During 2016, the annual cash retainer for independent directors was $95,000 for serving on the Board of Directors (or a pro rata amount for an independent director who joined the Board during the year). We paid our non‑executive Chairman of the Board an additional annual cash retainer of $75,000. We paid the Chairperson of the Audit Committee and the Chairperson of the Leadership and Compensation Committee an additional annual cash retainer of $25,000 for serving in such capacity. We paid the Chairperson of the Corporate Governance and Nominating Committee an additional annual cash retainer of $15,000 for serving in such capacity. We reimburse directors for the expenses they incur in attending meetings of the Board of Directors or committees thereof.

Under the Board of Directors Compensation Plan, independent directors receive a grant of restricted stock units once each year covering stock valued at $140,000 at the time of the grant (or a pro rata amount for an independent director who joined the Board during the year). The grants are to be made on the first business day immediately following the annual stockholder meeting. The restricted stock units vest after one year or upon an earlier change in control, and upon vesting the director will receive shares of Common Stock.

Our Chief Executive Officer and President does not receive additional compensation for serving as a director.

We pay program fees and associated travel expenses for each director to participate in relevant director education programs.

The Leadership and Compensation Committee periodically considers our Board of Directors compensation policy with a primary objective of matching compensation levels to the relative demands associated with serving on the Board of Directors and its various committees. The Leadership and Compensation Committee also periodically reviews the compensation policies of other public company boards of directors by reviewing market surveys of director compensation data prepared by third party consulting firms.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth information concerning the beneficial ownership of our issued and outstanding Common Stock by (i) those persons known by management to own beneficially more than 5% of our issued and outstanding Common Stock, (ii) our directors, (iii) the executive officers identified as “Named Executive Officers” in the Summary Compensation Table in Item 11 of this Form 10-K, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes below, such information is provided as of January 31, 2017. According to SEC rules, a person is the “beneficial owner” of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Louis M. Alterman	235,495	(4)	*
Susan D. Bowick	144,780		*
Gerard Brossard	35,711	(5)	*
John T. Dobbins	68,650	(6)	*
Joseph F. Eazor	1,091,304	(7)	1.0%
Bradley A. Ferguson	398,200	(8)	*
Kathy S. Lane	82,327		*
Garry K. McGuire	112,553		*
R. Gerard Salemme	79,875		*
Julie A. Shimer Ph.D	82,130		*
Marc F. Stoll	—		*
Walter L. Turek	7,230		*
The Vanguard Group	14,671,857	(9)	13.9%
Renaissance Technologies LLC	8,150,739	(10)	7.7%
Dimensional Fund Advisors LP	5,962,125	(11)	5.6%
BlackRock, Inc.	9,714,233	(12)	9.2%
All directors and executive officers as a group (16 persons)	2,688,055	(13)	2.5%
________

*	Represents beneficial ownership of less than 1.0% of our Common Stock.

(1)
Except as otherwise indicated by footnote below or in any applicable Schedule 13D, Schedule 13G or Form 13F, (i) the named person has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned, and (ii) the address of the named person is that of EarthLink.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC based on factors such as voting and investment power with respect to shares of Common Stock.

(3)	Calculated based on 105,594,768 shares of Common Stock outstanding as of January 31, 2017.

(4)	Includes options to purchase 71,785 shares of Common Stock and 75,816 restricted stock units that will vest within 60 days.

(5)	Includes 19,960 restricted stock units that will vest within 60 days.

(6)	Includes 58,832 restricted stock units that will vest within 60 days.

(7)	Includes options to purchase 225,000 shares of Common Stock and 526,397 restricted stock units that will vest within 60 days.

(8)	Includes options to purchase 115,284 shares of Common Stock and 110,509 restricted stock units that will vest within 60 days.

(9)
Represents beneficial ownership as of December 31, 2016, according to the Schedule 13G filed by The Vanguard Group on February 9, 2017. Vanguard Group has sole voting power over 208,693 of these shares, shared voting power over 19,400 of these shares, sole dispositive power over 14,449,364 of these shares and shared dispositive power over 222,493 of these shares. The address for The Vanguard Group is 10 Vanguard Blvd., Malvern, PA 19355.

(10)
Represents beneficial ownership as of December 31, 2016, according to the Schedule 13G filed by Renaissance Technologies LLC on February 14, 2017. Renaissance Technologies LLC has sole voting power over 7,945,828 of these shares, sole dispositive power over 8,147,522 of these shares and shares dispositive power over 3,217 of these shares. The address for Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022.

(11)
Represents beneficial ownership as of December 31, 2016, according to the Schedule 13G filed by Dimensional Fund Advisors LP on February 9, 2017. Dimensional Fund Advisors LP has sole voting power over 5,661,752 of these shares and sole dispositive power over 5,962,125 of these shares. The address for the Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(12)
Represents beneficial ownership as of December 31, 2016, according to the Schedule 13G filed by BlackRock, Inc. on January 24, 2017. BlackRock, Inc. has sole voting power over 9,310,305 of these shares and sole dispositive power over 9,714,233 of these shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.

(13)	Includes options to purchase an aggregate of 473,141 shares of Common Stock and 954,473 restricted stock units that will vest within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options,Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	8,816,869	(1)	$6.04	(2)	8,558,259
_______________________________________________________________________________

(1)	Includes 683,118 shares of Common Stock issuable upon exercise of outstanding stock options and 8,133,751 shares of Common Stock issuable upon vesting of outstanding restricted stock units.

(2)	The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors considers director independence based both on the meaning of the term "independent director" set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules for Nasdaq-listed companies and on an overall review of transactions and relationships, if any, between the director and us.

In February 2017, the Board of Directors undertook its annual review of director independence. As part of its annual review, the Board of Directors considers whether there are any transactions and relationships between a director or any member of his or her immediate family and us. The purpose of this review is to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. There currently are no such transactions or relationships to review.

The Board of Directors has determined that Ms. Bowick, Ms. Lane, Mr. McGuire, Mr. Salemme, Dr. Shimer, Mr. Stoll and Mr. Turek are independent. We have one director who is not independent, Mr. Eazor, because he is our Chief Executive Officer and President.

The independent directors of the Board of Directors meet in executive session at least quarterly.

Certain Relationships and Related Transactions

Our Board of Directors has adopted a written policy that generally provides that we may enter into a related party transaction only if the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party; the transaction is approved by the disinterested members of the Board of Directors; or the transaction involves compensation approved by our Leadership and Compensation Committee.

Our Audit Committee Charter provides that the Audit Committee shall approve in advance all transactions between us and any of our affiliates as well as all "related party" transactions required to be disclosed by applicable SEC disclosure rules. For 2016, there were no transactions that were required to be approved by the Audit Committee.

Item 14.    Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The Audit Committee of the Board of Directors appointed the firm of Ernst & Young LLP, independent registered public accounting firm, to audit and report on our financial statements for the year ended December 31, 2016. In connection with the audits of the 2015 and 2016 financial statements, we entered into engagement agreements with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP will perform audit services for us.

For the years ended December 31, 2015 and 2016, Ernst & Young LLP billed us the fees set forth below, including expenses, in connection with services rendered by that firm to us.

	Year Ended December 31,
	2015	2016
Audit fees	$2,228,417	$2,263,094
Audit‑related fees	100,000	483,129
Tax fees	—	—
All other fees	1,995	1,995
Total	$2,330,412	$2,748,218

Audit fees include fees for services rendered for the audits of our annual financial statements and the reviews of the interim financial statements included in quarterly reports. Audit fees also include fees associated with rendering an opinion on our management report on internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. This category also includes fees for review of documents filed with the SEC.

Audit-related fees in 2015 included due diligence in connection with the sale of certain assets related to our IT services product offerings. Audit-related fees in 2016 included due diligence services, primarily related to the Windstream transaction. All other fees in 2015 and 2016 included an on-line research tool subscription.

The Audit Committee of the Board of Directors has considered whether the provision of services described above under "Audit‑related fees" and "Other fees" is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that it is compatible.

Audit Committee Pre-Approval Policy

The Audit Committee's policy is that all audit and non-audit services provided by its independent registered public accounting firm shall either be approved before the independent registered public accounting firm is engaged for the particular services or shall be rendered pursuant to pre-approval procedures established by the Audit Committee. These services may include audit services and permissible audit-related services, tax services and other services. Pre-approval spending limits for audit services are established on an annual basis, detailed as to the particular service or category of services to be performed and implemented by our financial officers. Pre-approval spending limits for permissible non‑audit services are established on a quarterly basis, detailed as to the particular service or category of services to be performed and implemented by our financial officers. Any audit or non-audit service fees that may be incurred by us during a quarter that fall outside the limits pre-approved by the Audit Committee for a particular service or category of services must be reviewed and approved by the Chairperson of the Audit Committee prior to the performance of services. On a quarterly basis, the Audit Committee reviews and itemizes all fees paid to its independent registered public accounting firm in the prior quarter (including fees approved by the Chairperson of the Audit Committee between regularly scheduled meetings and fees approved by our financial officers pursuant to the pre-approval policies described above) and further reviews and itemizes all fees expected to be paid in the upcoming quarter. The Audit Committee may revise its pre-approval spending limits and policies at any time. None of the fees paid to the independent registered public accounting firm were approved by the Audit Committee after the services were rendered pursuant to the "de minimis" exception established by the SEC for the provision of non-audit services.

Part IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)   Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements
1. Reports of Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 31, 2015 and 2016
3. Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2015 and 2016
4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2015 and 2016
5. Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016
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

2.3—
Agreement and Plan of Merger, dated as of November 5, 2016, by and among Windstream Holdings, Inc., Europa Merger Sub, Inc., Europa Merger Sub LLC and EarthLink Holdings Corp. (incorporated by reference to Exhibit 2.1 to EarthLink Holdings Corp.'s Current Report on Form 8-K dated November 10, 2016—File No. 001-15605).

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

10.8#—
EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-15605), filed March 15, 2016).

10.9#—
Form of Service-Based Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2016—File No. 001-15605).

10.10#—
Form of Performance-Based Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2016—File No. 001-15605).

10.11#—	2016 Short-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2016—File No. 001-15605).
10.12#—
EarthLink Holding Corp. Board of Directors Compensation Plan, effective July 2015. (incorporated by reference to Exhibit 10.9 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2015—File No. 001-15605).

10.13#
EarthLink Shared Services, LLC Change-in-Control Accelerated Vesting and Severance Plan (incorporated by reference to Exhibit 10.24 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013—File No. 001-15605).

10.14#—	Severance Plan (Amended and Restated Effective as of April 1, 2015) (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated March 27, 2015—File No. 001-15605).
10.15#—
Amended and Restated Employment Agreement, dated August 12, 2016, between EarthLink Holdings Corp. and Joseph F. Eazor (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated August 12, 2016—File No. 001-15605).

10.16#*	2016 EarthLink Access Management Save-Sharing Executive Bonus Plan.
10.17#+—
High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.5 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).

10.18#—	Sixth Amendment to High-Speed Service Agreement (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated September 25, 2015—File No. 001-15605).
10.19#—
Second Amended and Restated Credit Agreement dated as of June 30, 2016 between EarthLink Holdings Corp., Regions Bank, as administrative and collateral agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated June 30, 2016—File No. 001-15605).

10.20—
Assignment and Assumption Agreement, dated December 30, 2013 by and between EarthLink, Inc., EarthLink Holdings Corp. and EarthLink Shared Services, LLC (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

10.21—
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

Item 16.    Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHLINK HOLDINGS CORP.

By:	/s/ JOSEPH F. EAZOR
Joseph F. Eazor,
Chief Executive Officer and President
Date: February 24, 2017
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

Date:	February 24, 2017	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	February 24, 2017	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	February 24, 2017	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)

Date:	February 24, 2017	/s/ JULIE A. SHIMER PH.D
Julie A. Shimer Ph.D., Chairman of the Board

Date:	February 24, 2017	/s/ SUSAN D. BOWICK
Susan D. Bowick, Director

Date:	February 24, 2017	/s/ KATHY S. LANE
Kathy S. Lane, Director

Date:	February 24, 2017	/s/ GARRY K. MCGUIRE
Garry K. McGuire, Director

Date:	February 24, 2017	/s/ R. GERARD SALEMME
R. Gerard Salemme, Director

Date:	February 24, 2017	/s/ MARC F. STOLL
Marc F. Stoll, Director

Date:	February 24, 2017	/s/ WALTER L. TUREK
Walter L. Turek, Director